Form 10QSB
period 1995-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1995-05-10
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  March 31, 1995

              Commission file number:  0-14263


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP
  (Exact Name of Small Business Issuer as Specified in its
                          Charter)


      State of Minnesota                   41-1511293
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
          (Address of Principal Executive Offices)

                        (612) 227-7333
                 (Issuer's telephone number)


                       Not Applicable
   (Former name, former address and former fiscal year, if
                 changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X            No

       Transitional Small Business Disclosure Format:

                      Yes               No  X




        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP


                            INDEX


                                                                         Page

PART I.  Financial Information

  Item 1. Balance Sheet as of March 31, 1995 and December 31, 1994       3

          Statements for the Periods ended March 31, 1995 and 1994:

             Income                                                      4

             Cash Flows                                                  5

             Changes in Partners' Capital                                6

         Notes to Financial Statements                                  7-9

  Item 2. Management's Discussion and Analysis                          9-11

PART II. Other Information

  Item 1. Legal Proceedings                                             11

  Item 2. Changes in Securities                                         11

  Item 3. Defaults Upon Senior Securities                               11

  Item 4. Submission of Matters to a Vote of Security Holders           11

  Item 5. Other Information                                             11

  Item 6. Exhibits and Reports on Form 8-K                              12



        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                        BALANCE SHEET

            MARCH 31, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                        1995              1994
CURRENT ASSETS:
   Cash                                              $1,713,635          $1,431,971
   Receivables                                           16,032               6,490
                                                     -----------         -----------
        Total Current Assets                          1,729,667           1,438,461
                                                     -----------         -----------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,481,586           1,668,370
   Buildings and Equipment                            2,092,312           2,319,578
   Accumulated Depreciation                            (909,529)           (999,232)
                                                     -----------         -----------
        Net Investments in Real Estate                2,664,369           2,988,716
                                                     -----------         -----------
              Total  Assets                          $4,394,036          $4,427,177
                                                     ===========         ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.              $   66,983          $   24,292
   Distributions Payable                                 83,757              83,757
   Unearned Rent                                          7,841                   0
                                                     -----------         -----------
        Total Current Liabilities                       158,581             108,049
                                                     -----------         -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (35,744)            (34,908)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,125 Units outstanding                         4,271,199           4,354,036
                                                     -----------         -----------
        Total Partners' Capital                       4,235,455           4,319,128
                                                     -----------         -----------
          Total  Liabilities and Partners' Capital   $4,394,036          $4,427,177
                                                     ===========         ===========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                       1995             1994
INCOME:
   Rent                                             $  99,514         $  129,389
   Investment Income                                   22,320              2,022
                                                    -----------       -----------
        Total Income                                  121,834            131,411
                                                    -----------       -----------

EXPENSES:
   Partnership  Administration - Affiliates            28,828             23,594
   Partnership Administration and Property
      Management - Unrelated Parties                   54,411             12,672
   Depreciation                                        28,327             34,161
                                                    -----------       -----------
        Total Expenses                                111,566             70,427
                                                    -----------       -----------

NET OPERATING INCOME                                   10,268             60,984

GAIN ON SALE OF REAL ESTATE                                 0              5,641
                                                    -----------       -----------

NET INCOME                                          $  10,268         $   66,625
                                                    ===========       ===========

NET INCOME ALLOCATED:
   General Partners                                 $     103         $      666
   Limited Partners                                    10,165             65,959
                                                    -----------       -----------
                                                    $  10,268         $   66,625
                                                    ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,125 and 7,134 weighted average Units
  outstanding in 1995 and 1994, respectively)       $    1.43          $    9.25
                                                    ==========         ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)

                                                             1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                            $   10,268      $   66,625

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             28,327          34,161
     Gain on Sale of Real Estate                                   0          (5,641)
     (Increase) Decrease in Receivables                       (9,542)         (5,605)
     Increase in Payable to
        AEI Fund Management, Inc.                             42,691          16,329
     Increase in Unearned Rent                                 7,841          11,166
                                                           ----------     ----------
        Total Adjustments                                     69,317          50,410
                                                           ----------     ----------
        Net Cash Provided by
        Operating Activities                                  79,585         117,035
                                                           ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                         296,020          36,605
                                                           ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                               0         (28,665)
   Distributions to Partners                                 (93,941)        (72,728)
                                                           ----------     ----------
        Net Cash Used for
        Financing Activities                                 (93,941)       (101,393)
                                                           ----------     ----------

NET INCREASE IN CASH                                         281,664          52,247

CASH, beginning of period                                  1,431,971          99,378
                                                           ----------     ----------

CASH, end of period                                      $ 1,713,635      $  151,625
                                                         ===========      ==========

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED MARCH 31

                         (Unaudited)


                                        General          Limited
                                        Partners         Partners        Total

BALANCE,  December 31, 1993         $(38,414)          $4,006,945      $3,968,531

   Distributions                        (727)             (72,001)        (72,728)

   Net  Income                           666               65,959          66,625
                                    -----------        ------------    ------------
BALANCE,  March 31, 1994            $(38,475)          $4,000,903      $3,962,428
                                    ===========        ============    ============


BALANCE,  December 31, 1994         $(34,908)          $4,354,036      $4,319,128

   Distributions                        (939)             (93,002)        (93,941)

   Net  Income                           103               10,165          10,268
                                    -----------        ------------    ------------
BALANCE,  March 31, 1995            $(35,744)          $4,271,199      $4,235,455
                                    ===========        ============    ============

    The accompanying Notes to Financial Statements are an integral part of this statement.

        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995

                         (Unaudited)


(1)The condensed statements included herein have been prepared by the Partnership, without audit, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)Organization -

     AEI   Real   Estate   Fund   85-A  Limited   Partnership
     (Partnership)   was   formed  to  acquire   and   lease
     commercial   properties  to  operating  tenants.    The
     Partnership's operations are managed by Net Lease Management 85-A, Inc. (NLM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of NLM, serves as the
     Individual  General  Partner of  the  Partnership.   An
     affiliate of NLM, AEI Fund Management, Inc., performs the administrative and operating functions for the Partnership.

     The  terms  of  the  Partnership  offering  call  for  a
     subscription  price  of $1,000 per Limited  Partnership
     Unit,   payable  on  acceptance  of  the  offer.    The
     Partnership commenced operations on April 15, 1985 when minimum subscriptions of 1,300 Limited Partnership
     Units  ($1,300,000) were accepted.   The  Partnership's
     offering terminated on June 20, 1985 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed
     funds  of $7,500,000 and $1,000, respectively.   During
     the operation of the Partnership, any Net Cash Flow, as
     defined,  which  the  General  Partners  determine   to
     distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided,
     however,   that  such  distributions  to  the   General
     Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(2)Organization - (Continued)

     Any Net Proceeds of Sale, as defined, from the sale or financing of the Partnership's properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items
     (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of the Partnership's property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of Partnership income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of the Partnership's property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

     The General Partners are not required to currently fund a deficit capital balance. Upon liquidation of the Partnership or withdrawal by a General Partner, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or 1% of total Limited Partners' and General Partners' capital contributions.

        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(3)Investments in Real Estate -

     In February, 1994, the Partnership sold 4,899 square feet of land from the Perkins' property in Bozeman, Montana pursuant to a Right of Way Agreement with the State of Montana Department of Transportation. The Partnership received net sale proceeds of $36,605 which resulted in a net gain of $5,641. The original cost of the parcel of land was $30,964.

     On September 19, 1994, the Partnership sold the remainder of the Perkins' property to the lessee. The Partnership received net sale proceeds of $1,227,101 which resulted in a net gain of $632,338. At the time of sale, the cost and related accumulated depreciation of the property was $796,901 and $202,138, respectively. In February, 1995, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

     In the first quarter of 1995, the Partnership distributed $51,602 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $7.17 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

     In   December,   1987,  the  lessee  of  the   Hardee's
     restaurant in Sierra Vista, Arizona subleased the property to Western Investors Company (Western). In
     October, 1990, Western notified the lessee that it would no longer make rental payments and returned the operations to the lessee. In July, 1991, the store was closed and listed for sale or lease. On March 20, 1995, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in the fourth quarter of 1994.

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $7,981 from the lessee of the Fair Muffler in Ashwaubenon, Wisconsin, as a result of an increase in sales for the lease year ended December 31, 1994. Rental income decreased in the first quarter of 1995, when compared to the same period in 1994, by $29,875. The decrease is due to the sale of the Bozeman Perkins' property discussed below.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In February, 1994, the Partnership sold 4,899 square feet of land from the Perkins property in Bozeman, Montana pursuant to a Right of Way Agreement with the State of Montana Department of Transportation. The Partnership received net sale proceeds of $36,605 which resulted in a net gain of $5,641. The original cost of the parcel of land was $30,964.

        On September 19, 1994, the Partnership sold the remainder of the Perkins' property to the lessee. The Partnership received net sale proceeds of $1,227,101 which resulted in a net gain of $632,338. At the time of sale, the cost and related accumulated depreciation of the property was $796,901 and $202,138, respectively. In February, 1995, the Managing General Partner filed a proxy statement to propose an Amendment to the Limited Partnership Agreement that would allow the Partnership to reinvest the net proceeds in additional properties. The Amendment passed with a majority of Units voting in favor of the Amendment.

        In the first quarter of 1995, the Partnership distributed $51,602 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $7.17 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

        In December, 1987, the lessee of the Hardee's restaurant in Sierra Vista, Arizona subleased the property to Western Investors Company (Western). In October, 1990, Western notified the lessee that it would no longer make rental payments and returned the operations to the lessee. In July, 1991, the store was closed and listed for sale or lease. On March 20, 1995, the Partnership sold the property to an unrelated third party. The Partnership received net sale proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in the fourth quarter of 1994.

      During the first three months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $54,411 and $12,672, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1995, when compared to the same period in 1994, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of $390,000 against Western in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

       The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties processing distributions, reporting requirements and correspondence to the Limited Partners.

        As of March 31, 1995, the Partnership's annualized cash distribution rate was 5.65%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1994, four Limited Partners redeemed a total of 9.75 Partnership Units for $5,441 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of thirty-seven Limited Partners redeemed 366 Partnership Units for $288,283. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Inflation has had a minimal effect on income from operations. It is expected that increases in sales volumes of the tenants, due to inflation and real sales growth, will result in an increase in rental income over the term of the leases. Inflation also may cause the Partnership's real estate to appreciate in value. However, inflation and changing prices may also have an adverse impact on the operating margins of the properties' tenants which could impair their ability to pay rent and subsequently reduce the Partnership's Net Cash Flow available for distributions.


                 PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There  are  no material pending legal proceedings  to
  which  the  Partnership  is  a  party  or  of  which   the
  Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In February, 1995, the Managing General Partner proposed an amendment to the Limited Partnership Agreement. The amendment would allow the Partnership to reinvest the net proceeds from any financing, refinancing, sale or other disposition of the Partnership's properties in additional properties. The Partnership Agreement originally allowed for a twenty-four month reinvestment period, which has expired.

        In order for the proposed Amendment to be adopted, a majority of the Units must be voted in favor of the Amendment. Of the 7,125 outstanding Units, 4,652 were voted in favor of the Amendment. As a result, the Amendment passed.

ITEM 5.OTHER INFORMATION

      None.


                 PART II - OTHER INFORMATION
                         (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits - None.
      b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1995           AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management 85-A, Inc.
                              Its: Managing General Partner


                              By:/s/ Robert P. Johnson
                                     Robert P. Johnson
                                     President



                              By:/s/ Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer