Form 10QSB
period 1995-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1995-08-10
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

            For the Quarter Ended:  June 30, 1995

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


                            INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of June 30, 1995 and  December 31, 1994

          Statements for the Periods ended June 30, 1995  and 1994:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2.  Management's Discussion and Analysis

PART II. Other Information

 Item 1.  Legal Proceedings

 Item 2.  Changes in Securities

 Item 3.  Defaults Upon Senior Securities

 Item 4.  Submission  of Matters to a  Vote  of  Security Holders

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                        BALANCE SHEET

             JUNE 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                 1995                   1994
CURRENT ASSETS:
    Cash                                         $1,675,652          $1,431,971
    Receivables                                       7,647               6,490
                                                 -----------         -----------
        Total Current Assets                      1,683,299           1,438,461
                                                 -----------         -----------
INVESTMENTS IN REAL ESTATE:
    Land                                          1,481,586           1,668,370
    Buildings and Equipment                       2,092,312           2,319,578
    Accumulated Depreciation                       (934,045)           (999,232)
                                                 -----------         -----------
         Net Investments in Real Estate           2,639,853           2,988,716
                                                 -----------         -----------
              Total  Assets                      $4,323,152          $4,427,177
                                                 ===========         ===========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Payable to AEI Fund Management, Inc.         $   24,091          $   24,292
    Distributions Payable                            83,757              83,757
    Unearned Rent                                     7,841                      0
                                                 -----------         -----------
        Total Current Liabilities                   115,689             108,049
                                                 -----------         -----------
PARTNERS' CAPITAL (DEFICIT):
    General Partners                                (36,024)           (34,908)
    Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,125 Units outstanding                       4,243,487           4,354,036
                                                 -----------         -----------
      Total Partners' Capital                     4,207,463           4,319,128
                                                 -----------         -----------
       Total Liabilities and Partners' Capital   $4,323,152          $4,427,177
                                                 ===========         ===========

                 The accompanying Notes to Financial Statements are an
                           integral part of this statement.



                    AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                                STATEMENT OF INCOME

                           FOR THE PERIODS ENDED JUNE 30

                                    (Unaudited)

                                          Second Quarter Ended        Six Months Ended
                                            6/30/95   6/30/94         6/30/95  6/30/94
INCOME:
   Rent                                  $  92,076   $ 121,167       $191,590   $250,556
   Investment Income                        25,398         874         47,718      2,896
                                           ---------  ---------      ---------  --------
        Total Income                       117,474     122,041        239,308    253,452
                                           ---------  ---------      ---------  --------

EXPENSES:
  Partnership Administration - Affiliates   22,184      26,577         51,012     50,171
   Partnership Administration and Property
    Management - Unrelated Parties           4,826      12,625         59,237     25,297
   Depreciation                             24,516      34,161         52,843     68,322
                                           ---------   ---------      --------- --------
        Total Expenses                      51,526      73,363        163,092    143,790
                                           ---------   ---------      --------- --------

NET OPERATING INCOME                        65,948      48,678         76,216    109,662

GAIN ON SALE OF REAL ESTATE                      0           0              0      5,641
                                           ---------   ---------      --------- --------

NET INCOME                                $ 65,948    $ 48,678       $ 76,216   $115,303
                                           =========   =========      =========  =======

NET INCOME ALLOCATED:
   General Partners                       $    659    $    487       $    762   $  1,153
   Limited Partners                         65,289      48,191         75,454    114,150
                                          ---------   ---------      ---------  --------
                                          $ 65,948    $ 48,678       $ 76,216   $115,303
                                          =========   =========      =========  ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,125 and 7,134 weighted average
  Units outstanding in 1995 and 1994,
  respectively)                           $   9.16    $   6.75       $   10.59  $  16.00
                                          =========   =========      =========  ========


    The accompanying Notes to Financial Statements are an integral part of this statement.




        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

                FOR THE PERIODS ENDED JUNE 30

                         (Unaudited)

                                                      1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   76,216        $  115,303

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     52,843            68,322
     Gain on Sale of Real Estate                           0            (5,641)
     Increase in Receivables                          (1,157)           (2,114)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (201)           13,310
     Increase in Unearned Rent                         7,841            11,167
                                                    ---------         ---------
        Total Adjustments                             59,326            85,044
                                                    ---------         ---------
        Net Cash Provided by
        Operating Activities                         135,542           200,347
                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                 296,020            36,605
     Decrease  in  Long-Term  Note  Receivable             0            62,962
                                                    ---------         ---------
        Net Cash Provided by
        Investing Activities                         296,020            99,567
                                                    ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                       0           (10,912)
   Distributions to Partners                        (187,881)         (166,669)
                                                    ---------         ---------
        Net Cash Used for
        Financing Activities                        (187,881)         (177,581)
                                                    ---------         ---------

NET INCREASE IN CASH                                 243,681           122,333

CASH, beginning of period                          1,431,971            99,378
                                                   ---------          ---------

CASH, end of period                              $ 1,675,652         $ 221,711
                                                   =========          =========

    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                FOR THE PERIODS ENDED JUNE 30

                         (Unaudited)


                                         General       Limited
                                         Partners      Partners       Total

BALANCE,  December 31, 1993            $  (38,414)    $4,006,945    $3,968,531

   Distributions                           (1,666)      (165,003)     (166,669)

    Net  Income                             1,153        114,150       115,303
                                        -----------   -----------    -----------
BALANCE,  June 30, 1994                $  (38,927)    $3,956,092    $3,917,165
                                        ===========   ===========    ===========


BALANCE,  December 31, 1994            $  (34,908)    $4,354,036    $4,319,128

   Distributions                           (1,878)      (186,003)     (187,881)

    Net  Income                               762         75,454        76,216
                                       -----------    -----------    -----------
BALANCE,  June 30, 1995                $  (36,024)    $4,243,487    $4,207,463
                                       ===========    ===========    ===========


    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1995

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

     During the first quarter of 1995, the Partnership distributed $51,602 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $7.17 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

     On March 20, 1995, the Partnership sold the Hardee's restaurant in Sierra Vista, Arizona to an unrelated third party. The Partnership received net sale proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in the fourth quarter of 1994.

     In June, 1995, the Partnership reached a tentative agreement to sell the Hardee's restaurant in Wayne, Nebraska to the lessee. The sale price will be
     $475,000,   which  will  result  in  a  net   gain   of
     approximately $150,000.

     On July 19, 1995, the Partnership sold the Fair Muffler in Ashwaubenon, Wisconsin to the lessee. The Partnership received net sale proceeds of approximately $300,000, which resulted in a net gain of approximately $130,000.

     In July, 1995, the Partnership entered into a commitment to purchase an Applebee's restaurant in Harlingen, Texas. The purchase price will be approximately $1,260,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $145,000.

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $7,981 from the lessee of the Fair Muffler in Ashwaubenon, Wisconsin, as a result of an increase in sales for the lease year ended December 31, 1994. Rental income decreased in the first six months of 1995, when compared to the same period in 1994, by $58,966. The decrease is due to the sale of the Bozeman Perkins' property discussed below.

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

        During the first quarter of 1995, the Partnership distributed $51,602 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $7.17 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

        On March 20, 1995, the Partnership sold the Hardee's restaurant in Sierra Vista, Arizona to an unrelated third party. The Partnership received net sale proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in the fourth quarter of 1994.

        In June, 1995, the Partnership reached a tentative agreement to sell the Hardee's restaurant in Wayne, Nebraska to the lessee. The sale price will be $475,000, which will result in a net gain of approximately $150,000.

        On July 19, 1995, the Partnership sold the Fair Muffler in Ashwaubenon, Wisconsin to the lessee. The
Partnership  received  net  sale proceeds  of  approximately
$300,000,  which  resulted in a net  gain  of  approximately
$130,000.

        In July, 1995, the Partnership entered into a commitment to purchase an Applebee's restaurant in Harlingen, Texas. The purchase price will be approximately $1,260,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $145,000.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the first six months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $59,237 and $25,297, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1995, when compared to the same period in 1994, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of $390,000 against Western in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

       The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties processing distributions, reporting requirements and correspondence to the Limited Partners.

        As of June 30, 1995, the Partnership's annualized cash distribution rate was 5.7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


                 PART II - OTHER INFORMATION
                         (Continued)

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a.   Exhibits - None.
      b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 10, 1995       AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer