Form 10QSB
period 1995-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1995-11-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

         Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the Quarter Ended:  September 30, 1995

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


                            INDEX




PART I. Financial Information

  Item 1. Balance Sheet as of September 30, 1995 and December 31, 1994

          Statements for the Periods ended September 30, 1995 and 1994:

            Income

            Cash Flows

            Changes in Partners' Capital

          Notes to Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. Other Information

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Default Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                        BALANCE SHEET

          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                         (Unaudited)

                           ASSETS
                                                       1995            1994
CURRENT ASSETS:
    Cash                                           $2,436,996       $1,431,971
    Receivables                                         9,469            6,490
                                                   ----------       ----------
        Total Current Assets                        2,446,465        1,438,461
                                                   ----------       ----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,273,208        1,668,370
   Buildings and Equipment                          1,622,612        2,319,578
   Accumulated Depreciation                          (771,370)        (999,232)
                                                   ----------       ----------
        Net Investments in Real Estate              2,124,450        2,988,716
                                                   ----------       ----------
              Total  Assets                        $4,570,915       $4,427,177
                                                   ==========       ==========

              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.            $   26,938       $   24,292
   Distributions Payable                               84,315           83,757
                                                   ----------       ----------
        Total Current Liabilities                     111,253          108,049
                                                   ----------       ----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (33,502)         (34,908)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,125 Units outstanding                       4,493,164        4,354,036
                                                   ----------       ----------
        Total Partners' Capital                     4,459,662        4,319,128
                                                   ----------       ----------
         Total  Liabilities and Partners' Capital  $4,570,915       $4,427,177
                                                   ==========       ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF INCOME

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)

                                            Three Months Ended   Nine Months Ended
                                             9/30/95   9/30/94    9/30/95  9/30/94
INCOME:
   Rent                                     $ 78,804   $132,519   $270,394  $383,075
   Investment Income                          29,710      4,497     77,428     7,393
                                            --------   --------   --------  --------
        Total Income                         108,514    137,016    347,822   390,468
                                            --------   --------   --------  --------

EXPENSES:
   Partnership Administration - Affiliates    22,590     22,637     73,602    72,808
   Partnership Administration and Property
      Management - Unrelated Parties          (1,822)     1,822     57,415    27,119
   Depreciation                               22,169     33,135     75,012   101,457
                                            --------   --------   --------  --------
        Total Expenses                        42,937     57,594    206,029   201,384
                                            --------   --------   --------  --------

NET OPERATING INCOME                          65,577     79,422    141,793   189,084

GAIN ON SALE OF REAL ESTATE                  281,170    632,469    281,170   638,110
                                            --------   --------   --------  --------

NET INCOME                                  $346,747   $711,891   $422,963  $827,194
                                            ========   ========   ========  ========

NET INCOME ALLOCATED:
   General Partners                         $  3,468   $  7,119   $  4,230  $  8,272
   Limited Partners                          343,279    704,772    418,733   818,922
                                            --------   --------   --------  --------
                                            $346,747   $711,891   $422,963  $827,194
                                            ========   ========   ========  ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,125 and 7,134 weighted average
   Units outstanding in 1995 and 1994,
   respectively)                            $ 48.18    $ 98.79    $ 58.77   $114.79
                                            =======    =======    =======   =======


    The accompanying Notes to Financial Statements are an integral part of this statement.



        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                   STATEMENT OF CASH FLOWS

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)
                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net  Income                                      $  422,963     $  827,194

    Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                       75,012        101,457
      Gain on Sale of Real Estate                      (281,170)      (638,110)
      Increase in Receivables                            (2,979)        (4,308)
      Increase in Payable to
        AEI Fund Management, Inc.                         2,646         18,409
      Increase in Unearned Rent                               0          7,841
                                                      ---------      ---------
        Total Adjustments                              (206,491)      (514,711)
                                                      ---------      ---------
        Net Cash Provided by
        Operating Activities                            216,472        312,483
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                  1,070,424      1,263,837
     Decrease  in  Long-Term  Note  Receivable                0         62,962
                                                      ---------      ---------
        Net Cash Provided by
        Investing Activities                          1,070,424      1,326,799
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable             558        (10,700)
   Distributions to Partners                           (282,429)      (260,610)
                                                      ---------      ---------
        Net Cash Used for
        Financing Activities                           (281,871)      (271,310)
                                                      ---------      ---------

NET INCREASE IN CASH                                  1,005,025      1,367,972

CASH, beginning of period                             1,431,971         99,378
                                                      ---------      ---------

CASH, end of period                                  $2,436,996     $1,467,350
                                                      =========      =========


    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIODS ENDED SEPTEMBER 30

                         (Unaudited)


                                           General      Limited
                                           Partners     Partners     Total

BALANCE,  December 31, 1993              $  (38,414)  $4,006,945   $3,968,531

   Distributions                             (2,606)    (258,004)    (260,610)

   Net  Income                                8,272      818,922      827,194
                                         ----------   ----------   ----------
BALANCE,  September 30, 1994             $  (32,748)  $4,567,863   $4,535,115
                                         ==========   ==========   ==========


BALANCE,  December 31, 1994              $  (34,908)  $4,354,036   $4,319,128

   Distributions                             (2,824)    (279,605)    (282,429)

   Net  Income                                4,230      418,733      422,963
                                         ----------   ----------   ----------
BALANCE,  September 30, 1995             $  (33,502)  $4,493,164   $4,459,662
                                         ==========   ==========   ==========



    The accompanying Notes to Financial Statements are an integral part of this statement.


        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995

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

     On July 19, 1995, the Partnership sold the Fair Muffler in Ashwaubenon, Wisconsin to the lessee. The Partnership received net sale proceeds of $299,874, which resulted in a net gain of $130,181. At the time of sale, the cost and related accumulated depreciation of the property was $230,134 and $60,441, respectively.

     On August 28, 1995, the Partnership sold the Hardee's restaurant in Wayne, Nebraska to the lessee. The Partnership received net sales proceeds of $474,530 which resulted in a net gain of $150,989. At the time of sale, the cost and related accumulated depreciation of the property was $447,944 and $124,403, respectively.

     During 1995, the Partnership distributed $61,880 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $8.60 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

     In July, 1995, the Partnership entered into a commitment to purchase an Applebee's restaurant in Harlingen, Texas. The purchase price will be approximately $1,260,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $145,000.

     In October, 1995, the Partnership entered into an agreement to purchase a Tractor Supply Company Store in Maryville, Tennessee. The purchase price will be approximately $1,050,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $113,000.

        AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS
                         (Continued)

(4)Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

       The Partnership's rental income is derived from long-term Lease Agreements on the Partnership's properties. In March, 1995, the Partnership recognized $7,981 from the lessee of the Fair Muffler in Ashwaubenon, Wisconsin, as a result of an increase in sales for the lease year ended December 31, 1994. Rental income decreased in 1995, when compared to the same periods in 1994, due to the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.

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

        On July 19, 1995, the Partnership sold the Fair Muffler in Ashwaubenon, Wisconsin to the lessee. The Partnership received net sale proceeds of $299,874, which resulted in a net gain of $130,181. At the time of sale, the cost and related accumulated depreciation of the property was $230,134 and $60,441, respectively.

       On August 28, 1995, the Partnership sold the Hardee's restaurant in Wayne, Nebraska to the lessee. The Partnership received net sales proceeds of $474,530 which resulted in a net gain of $150,989. At the time of sale, the cost and related accumulated depreciation of the property was $447,944 and $124,403, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During 1995, the Partnership distributed $61,880 of the net sale proceeds to the Partners as part of their regular quarterly distributions, which represented a return of capital of $8.60 per Limited Partnership Unit. The majority of the remaining net proceeds will be reinvested in additional properties.

        In July, 1995, the Partnership entered into a commitment to purchase an Applebee's restaurant in Harlingen, Texas. The purchase price will be approximately $1,260,000. The property will be leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of approximately $145,000.

        In October, 1995, the Partnership entered into an agreement to purchase a Tractor Supply Company Store in
Maryville,   Tennessee.    The  purchase   price   will   be
approximately $1,050,000. The property will be leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of approximately $113,000.

        During the first nine months of 1995 and 1994, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $57,415 and $27,119, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1995, when compared to the same period in 1994, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of $390,000 against Western in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

       The Partnership administration expenses incurred from affiliates include costs associated with the management of the properties processing distributions, reporting requirements and correspondence to the Limited Partners.

         As of September 30, 1995, the Partnership's annualized cash distribution rate was 5.76%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        On October 1, 1995, five Limited Partners redeemed a total of 18 Partnership Units for $9,104 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-one Limited Partners redeemed 375.37 Partnership Units for $293,724. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

       None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits -
                                               Description

                      27 Financial Data Schedule for period ended September 30, 1995.

             b.   Reports filed on Form 8-K - None.


                         SIGNATURES

      In  accordance with the requirements of  the  Exchange
Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 10, 1995       AEI Real Estate Fund 85-A
                                Limited Partnership
                                By:  Net Lease Management 85-A, Inc.
                                Its: Managing General Partner



                                By: /s/ Robert P. Johnson
                                        Robert P. Johnson
                                        President



                                By: /s/ Mark E. Larson
                                        Mark E. Larson
                                        Chief Financial Officer