Form 10KSB
period 1995-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1996-03-28
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1995

                Commission file number:  0-14263

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP
         (Name of Small Business Issuer in its Charter)

          State of Minnesota                  41-1511293
     (State or other Jurisdiction of       (I.R.S. Employer)
      Incorporation or Organization)       Identification No.)

  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                          (612) 227-7333
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
                                 Name of each exchange on
     Title of each class             which registered
             None                          None

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]            No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.     [X]

The Issuer's revenues for year ended December 31, 1995 were $450,567.

As of February 29, 1996, there were 7,092.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,092,128.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.


         Transitional Small Business Disclosure Format:

                      Yes          No     [X]


                             PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

        AEI Real Estate Fund 85-A Limited Partnership (the "Partnership" or the "Registrant") is a limited partnership which was organized pursuant to the laws of the State of Minnesota on April 15, 1985. The registrant is comprised of Net Lease Management 85-A, Inc. (NLM) as Managing General Partner, Robert
P. Johnson as the Individual General Partner, and purchasers of partnership units as Limited Partners. The Partnership offered for sale up to $7,500,000 of limited partnership interests (the "Units") (7,500 Units at $1,000 per Unit) pursuant to a registration statement effective February 8, 1985. The Partnership commenced operations on April15, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The Partnership's offering terminated June 20, 1985 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

        The Partnership was organized to acquire, initially on a debt-free basis, existing and newly constructed commercial properties located in the United States, to lease such properties to tenants under triple net leases, to hold such properties and to eventually sell such properties. From subscription proceeds, the Partnership purchased eight properties, including partial interests in two properties, totaling $6,103,065. The balance of the subscription proceeds was applied to organization and syndication costs, working capital reserves and distributions, which represented a return of capital. The properties are all commercial, single tenant buildings leased under triple net leases.

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 5 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. The leases provide for one to four five-year renewal options subject to the same terms and conditions as the initial lease.

         On September 23, 1993, the Partnership sold the Fuddruckers restaurant in Milwaukee, Wisconsin to an unrelated third party. The Partnership recognized net sale proceeds of $993,568 which resulted in a net gain of $99,866. At the time of sale, the cost and related accumulated depreciation of the property was $1,121,252 and $227,550, respectively. The majority of the net proceeds from this sale were distributed to the Limited and General Partners in 1993.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        On March 20, 1995, the Partnership sold the Hardee's restaurant in Sierre Vista, Arizona to an unrelated third party. The Partnership received net sales proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in 1994.

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

        On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,000.

        On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was approximately $850,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 1995, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of the Partnership's total rental revenue in 1995. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1996 and future years. The only exception is Harwayne, Inc. will not continue to be a major tenant since the Hardee's in Wayne, Nebraska was sold in 1995. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Competition

        The Partnership is a minor factor in the commercial real estate business. There are numerous entities engaged in the commercial real estate business which have greater financial resources than the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will be in competition with other persons and entities to find buyers for its properties.

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of AFM.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Investment Objectives

        The Partnership's investment objectives were to acquire existing or newly-developed commercial properties throughout the United States that offer the potential for (i) preservation and protection of the Partnership's capital; (ii) partially tax-deferred cash distributions from operations which may increase through rent participation clauses or mandated rent increases; and (iii) long-term capital gains through appreciation in value of the Partnership's properties realized upon sale. The Partnership does not have a policy, and there is no limitation, as to the amount or percentage of assets that may be invested in any one property. However, to the extent possible, the General Partners attempt to diversify the type and location of the Partnership's properties.

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under noncancelable triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

        The Partnership's properties are subject to the general competitive conditions incident to the ownership of single tenant investment real estate. Since each property is leased under a long-term lease, there is little competition until the Partnership decides to sell the property. At this time, the Partnership will be competing with other real estate owners, on both a national and local level, in attempting to find buyers for the properties. In the event of a tenant default, the Partnership would be competing with other real estate owners, who have property vacancies, to attract a new tenant to lease the property. The Partnership's tenants operate in industries that are very competitive and can be affected by factors such as changes in regional or local economies, seasonality and changes in consumer preference.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1995.

                                     Total Property
                         Purchase     Acquisition                 Annual Lease
Property                   Date         Costs        Lessee         Payment

Chi-Chi's Restaurant
  St. Paul, MN                                       Chi-Chi's
   (45%)                12/13/85    $  795,861   Midwest, Inc.      $  58,990

Jack-In-The-Box Restaurant                          Carl Karcher
  Ft. Worth, TX         12/19/85    $1,005,586   Enterprises, Inc.  $ 135,582

Hops Grill & Bar Restaurant                       Hops of Palm
  Palm Harbor, FL        3/21/86    $1,094,373   Harbor, Inc.       $  76,404

Applebee's Restaurant                                Renaissant
  Harlingen,  TX        12/21/95    $1,393,470   Development  Corp. $ 156,400


        The property listed above with a partial ownership percentage is owned with an affiliate of the Partnership. Net Lease Income & Growth Fund 84-A Limited Partnership owns the remaining interest in the Chi-Chi's restaurant in St. Paul, Minnesota.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years, except for  the
Palm  Harbor property which is 5 years.  The Leases have  renewal options  which may extend the Lease term an additional  5  to  20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under the either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS) or 31.5 years or 40 years (MACRS). The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1995, there were 691 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.

        During 1995, five Limited Partners redeemed a total of 18 Partnership Units for $9,104 in accordance with the Partnership Agreement. In prior years, a total of forty-one Limited Partners redeemed 375.37 Partnership Units for $293,724. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,622 and $3,600 were made to the General Partners and $448,505 and $351,005 were made to the Limited Partners in 1995 and 1994, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $160,676 of proceeds from property sales in 1995. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

       The Partnership's rental income is derived from long-term, triple net lease agreements on the Partnership's properties. For the years ended December 31, 1995 and 1994, the Partnership recognized rental income of $341,114 and $471,795, respectively. During the same periods, the Partnership earned investment income of $109,453 and $27,903, respectively. In 1995, rental income decreased mainly as the result of the property sales discussed below. The decrease in rental income was partially offset by additional investment income earned on the net proceeds from the property sales.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 1995 and 1994, the Partnership paid Partnership administration expenses to affiliated parties of $95,867 and $100,887, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $58,511 and $30,686, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The increase in these expenses in 1995, when compared to 1994, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of
$390,000 against the sublessee in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995. The increase in expenses as a result of this payment was partially offset by a decrease in property costs as the result of the sale of the property early in 1995.

       As of December 31, 1995, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1995, the Partnership's cash balances decreased $414,339 mainly as the result of reinvesting sale proceeds in additional property as discussed below. Net cash provided by operating activities decreased from $376,854 in 1994 to $296,730 in 1995. In 1995, net cash income before depreciation, when compared to 1994, decreased by approximately $72,000. The decrease was due to a reduction in rental income, as a result of property sales, which was partially offset by additional investment income earned on the net sale proceeds.

        In 1994, net cash provided by investing activities was $1,326,668, mostly as the result of the sale of the Perkins restaurant. In 1995, net cash used for investing activities was $325,379. The Partnership received proceeds from the sale of three properties. This cash flow was offset by cash invested in a new property.

        In February, 1994, the Partnership sold 4,899 square feet of land from the Perkins property in Bozeman, Montana pursuant to a Right of Way Agreement with the State of Montana Department of Transportation. The Partnership received net sale proceeds of $36,605 which resulted in a net gain of $5,641. The original cost of the parcel of land was $30,964.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        On March 20, 1995, the Partnership sold the Hardee's restaurant in Sierre Vista, Arizona to an unrelated third party. The Partnership received net sales proceeds of $296,020, which resulted in a net loss of $166,000, which was recognized in 1994.

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

        During 1995, the Partnership distributed $162,299 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $22.59 per Limited Partnership Unit. The majority of the remaining net proceeds were reinvested in additional properties.

        On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,000.

        On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was approximately $850,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1995, distributions increased, when compared to 1994, mainly due to an additional distribution of net sale proceeds of approximately $75,000 in December, 1995.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 1995, five Limited Partners redeemed a total of 18 Partnership Units for $9,104 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of forty-one Limited Partners redeemed 375.37 Partnership Units for $293,724. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

      The continuing rent payments from the properties, together with cash generated from the property sales, should be adequate to fund continuing distributions and meet other Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.


       See accompanying index to financial statements.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS





Independent Auditor's Report

Balance Sheet as of December 31, 1995 and 1994

Statements for the Years Ended December 31, 1995 and 1994:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT





To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1995 and 1994 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Minneapolis,  Minnesota        /s/  Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 6, 1996                Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1995         1994

CURRENT ASSETS:
  Cash                                            $ 1,017,632   $ 1,431,971
  Receivables                                           8,514         6,490
                                                   -----------   -----------
      Total Current Assets                          1,026,146     1,438,461
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,723,603     1,668,370
  Buildings and Equipment                           2,565,687     2,319,578
  Property Acquisition Costs                            2,333             0
  Accumulated Depreciation                           (792,710)     (999,232)
                                                   -----------   -----------
      Net Investments in Real Estate                3,498,913     2,988,716
                                                   -----------   -----------
          Total Assets                            $ 4,525,059   $ 4,427,177
                                                   ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    26,857   $    24,292
  Distributions Payable                               160,298        83,757
                                                   -----------   -----------
      Total Current Liabilities                       187,155       108,049
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (34,720)      (34,908)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,107 and 7,125 outstanding in 1995
     and 1994, respectively                         4,372,624     4,354,036
                                                   -----------   -----------
      Total Partners' Capital                       4,337,904     4,319,128
                                                   -----------   -----------
        Total  Liabilities and Partners' Capital  $ 4,525,059   $ 4,427,177
                                                   ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                        1995         1994

INCOME:
  Rent                                             $   341,114   $   471,795
  Investment Income                                    109,453        27,903
                                                    -----------   -----------
      Total Income                                     450,567       499,698
                                                    -----------   -----------

EXPENSES:
  Partnership Administration - Affiliates               95,867       100,887
  Partnership Administration and Property
     Management - Unrelated Parties                     58,511        30,686
  Depreciation                                          96,352       129,461
                                                    -----------   -----------
      Total Expenses                                   250,730       261,034
                                                    -----------   -----------

OPERATING INCOME                                       199,837       238,664

GAIN ON SALE OF REAL ESTATE                            281,170       471,979
                                                    -----------   -----------

NET INCOME                                         $   481,007   $   710,643
                                                    ===========   ===========

NET INCOME ALLOCATED:
  General Partners                                 $     4,810   $     7,106
  Limited Partners                                     476,197       703,537
                                                    -----------   -----------
                                                   $   481,007   $   710,643
                                                    ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,120 and 7,132 weighted average Units outstanding
in 1995 and 1994, respectively)                    $     66.88    $     98.65
                                                    ===========    ===========





 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                       1995         1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $   481,007   $   710,643

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      96,352       129,461
     Gain on Sale of Real Estate                     (281,170)     (471,979)
     Increase in Receivables                           (2,024)         (575)
     Increase in Payable to
        AEI Fund Management, Inc.                       2,565         9,304
                                                   -----------   -----------
       Total Adjustments                             (184,277)     (333,789)
                                                   -----------   -----------
       Net Cash Provided By
           Operating Activities                       296,730       376,854
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (1,395,803)            0
  Proceeds from Sale of Real Estate                 1,070,424     1,263,706
  Collection of Long-Term Note Receivable                   0        62,962
                                                   -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                      (325,379)    1,326,668
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable         76,541       (10,883)
  Distributions to Partners                          (453,035)     (354,550)
  Redemption Payments                                  (9,196)       (5,496)
                                                   -----------   -----------
       Net Cash Used For
           Financing Activities                      (385,690)     (370,929)
                                                   -----------   -----------

NET INCREASE (DECREASE) IN CASH                      (414,339)    1,332,593

CASH, beginning of period                           1,431,971        99,378
                                                   -----------   -----------

CASH, end of period                               $ 1,017,632   $ 1,431,971
                                                   ===========   ===========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners      Total    Outstanding


BALANCE, December 31, 1993  $ (38,414)   $ 4,006,945  $ 3,968,531    7,134.38

  Distributions                (3,545)      (351,005)    (354,550)

  Redemption Payments             (55)        (5,441)      (5,496)      (9.75)

  Net Income                    7,106        703,537      710,643
                             -----------  -----------  -----------  ----------
BALANCE, December 31, 1994    (34,908)     4,354,036    4,319,128    7,124.63

  Distributions                (4,530)      (448,505)    (453,035)

  Redemption Payments             (92)        (9,104)      (9,196)     (18.00)

  Net Income                    4,810        476,197       481,007
                             -----------  -----------   -----------  ----------
BALANCE, December 31, 1995  $ (34,720)   $ 4,372,624   $ 4,337,904    7,106.63
                             ===========  ===========   ===========  ==========




 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


(1)  Organization -

     AEI Real Estate Fund 85-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-A, Inc. (NLM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner of the Partnership. An affiliate of NLM, AEI Fund Management, Inc. (AEI) performs the administrative and operating functions for the Partnership.

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

                   DECEMBER 31, 1995 AND 1994


(1)  Organization - (Continued)

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

(2)  Summary of Significant Accounting Policies -

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(2)  Summary of Significant Accounting Policies - (Continued)

       Given that the Partnership has had limited success in its efforts to lease or dispose of certain properties, it is reasonably possible that the Partnership's estimate that it will recover the carrying amount of these properties from future operations or sales will change in the near term.

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

       The tax return, the qualification of the Partnership as such for tax purposes, and the amount of distributable Partnership income or loss are subject to examination by federal and state taxing authorities. If such an examination results in changes with respect to the Partnership qualification or in changes to distributable Partnership income or loss, the taxable income of the partners would be adjusted accordingly.

     Real Estate

       The Partnership's real estate is leased under long-term triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. The Partnership regularly reviews the carrying value of its properties and will reduce properties to their net realizable value as needed. Adoption of Statement 121 is not expected to have a material effect on the Partnership's operations.

       The  Partnership  has capitalized as Investments  in  Real
       Estate   certain   costs  incurred  in  the   review   and
       acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The   buildings  and  equipment  of  the  Partnership  are
       depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(3)  Related Party Transactions -

     In 1985, the Partnership acquired a 45% interest in the Chi-Chi's Mexican Restaurante property. The remaining interest in this property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

     Each Partnership owns a separate, undivided interest in the property. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the property, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the property's land, building and equipment, liabilities, revenues and expenses.

     NLM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                      Total Incurred by the Partnership
                                       for the Years Ended December 3l

                                                   1995         1994

a. AEI and NLM are reimbursed for all costs
   incurred in connection with managing the
   Partnership's operations, maintaining the
   Partnership's books and communicating
   the results of operations to the Limited
   Partners.                                         $  95,867     $  100,887
                                                      ========      =========

b. AEI and NLM are reimbursed for all direct
   expenses they have paid on the Partnership's
   behalf to third parties.  These expenses
   included printing costs, interest, legal and
   filing fees, direct administrative costs,
   outside audit and accounting costs, taxes,        $  58,511     $   30,686
   insurance and other porperty costs.                ========      =========

c. AEI is reimbursed for all property acquisition
   costs incurred by it in acquiring properties on
   behalf of the Partnership.  The amounts are net
   of financing and commitment fees and expense
   reimbursements received by the Partnership from
   the lessees in the amount of $6,750 for 1995.     $   2,333     $        0
                                                      ========      =========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through noncancelable triple net leases, which have been classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Palm Harbor property which is 5 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Chi-Chi's was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was completed and acquired in 1985. The Palm Harbor property was completed and acquired in 1986. The Applebee's in Harlingen, Texas was completed and acquired in 1995. There have been no
     costs   capitalized  as  improvements  subsequent   to   the
     acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 1995 are as follows:

                                       Buildings and             Accumulated
Property                      Land       Equipment     Total     Depreciation

Chi-Chi's, St. Paul, MN  $   289,776  $   506,085  $   795,861  $   263,979
Jack-In-The-Box,
  Fort Worth, TX             498,862      506,724    1,005,586      240,548
Hops Grill and Bar,
  Palm Harbor, FL            484,570      609,803    1,094,373      286,612
Applebee's, Harlingen, TX    450,395      943,075    1,393,470        1,571
                          -----------  -----------  -----------  -----------
                         $ 1,723,603  $ 2,565,687  $ 4,289,290  $   792,710
                          ===========  ===========  ===========  ===========

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(4)  Investments in Real Estate - (Continued)

     On   March 20,  1995,  the  Partnership  sold  the   Hardee's
     restaurant  in  Sierra Vista, Arizona to an unrelated  third
     party.   The  Partnership received  net  sales  proceeds  of
     $296,020, which resulted in a net loss of $166,000, which was recognized in 1994.

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

     During 1995, the Partnership distributed $162,299 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $22.59 per Limited Partnership Unit. The majority of the remaining net proceeds were reinvested in additional properties.

     On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,400.

     On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee. The purchase price was approximately $850,000. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership. The Partnership has incurred net costs of $2,333 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1995 are as follows:

                       1996          $   370,930
                       1997              318,722
                       1998              291,982
                       1999              304,494
                       2000              304,494
                       Thereafter      3,809,280
                                      ----------
                                     $ 5,399,902
                                      ==========

     In 1995 and 1994, the Partnership recognized contingent rents of $66,971 and $95,974, respectively.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                 1995         1994
      Tenants                   Industry

     Carl Karcher
        Enterprises, Inc.       Restaurant       $ 135,582    $ 136,024
     Gallatin Cakes, Inc.       Restaurant             N/A       98,834
     Hops of Palm Harbor, Inc.  Restaurant          75,192       71,612
     Harwayne, Inc.             Restaurant          42,212       64,093
     Chi-Chi's Midwest, Inc.    Restaurant          58,990       62,781
                                                  ---------    ---------

     Aggregate rent revenue of major tenants     $ 311,976    $ 433,344
                                                  =========    =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                91%          92%
                                                  =========    =========

(6)  Partners' Capital-

     Cash distributions of $4,622 and $3,600 were made to the General Partners and $448,505 and $351,005 were made to the Limited Partners in 1995 and 1994, respectively. The Limited Partners' distributions represent $62.99 and $49.22 per Limited Partnership Unit outstanding using 7,120 and 7,132 weighted average Units in 1995 and 1994, respectively. The distributions represent $62.99 and $49.22 per Unit of Net Income in 1995 and 1994, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $160,676 of proceeds from
     property  sales  in  1995.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1995 and 1994 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

     The Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(6)  Partners' Capital- (Continued)

     During 1995, five Limited Partners redeemed a total of 18 Partnership Units for $9,104 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1994, four Limited Partners redeemed a total of 9.75 Partnership Units for $5,441. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $903.10 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                  1995           1994

     Net Income For Financial
      Reporting Purposes                        $ 481,007      $ 710,643

     Depreciation for Tax Purposes
      Under Depreciation For Financial
      Reporting Purposes                           15,396         20,037

     Net Gain on Sale of Real Estate for Tax
      Purposes Over (Under) Gain for Financial
      Reporting Purposes                          (77,556)       222,685
                                                 ---------      ---------
           Taxable Income to Partners           $ 418,847      $ 953,365
                                                 =========      =========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                   1995          1994

     Partners' Capital For
      Financial Reporting Purposes            $ 4,337,904    $ 4,319,128

     Depreciation For Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                         (358,621)      (374,017)

     Capitalized Start-Up Costs
      Under Section 195                           363,592        363,592

     Amortization of Start-Up and
      Organization Costs                         (389,641)      (389,641)

     Property Expenses for Tax Purposes
      Under Expenses for Financial
      Reporting Purposes                            7,999          7,999

     Net Gain on Sale of Real Estate for Tax
      Purposes Over Gain for Financial
      Reporting Purposes                          225,910        303,466

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes          1,004,427      1,004,427
                                               -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes          $ 5,191,570    $ 5,234,954
                                               ===========    ===========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31, 1995:

                                                      1995
                                             Carrying       Fair
                                              Amount        Value

     Cash                                  $1,017,632    $1,017,632

     The carrying value of cash approximates fair value.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.


                            PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
       ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and NLM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of NLM are as follows:

        Robert P. Johnson, age 51, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until March, 1997. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 43, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1997. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1997. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

ITEM 10.    EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative and management services.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

        NLM, the Managing General Partner of the registrant, and Robert P. Johnson, its Individual General Partner, contributed $1,000 in total for their interest in the registrant. See Item 1 for a discussion of their share of the registrant's profits and losses. During 1990, NLM purchased fourteen and one-half Limited Partnership Units (less than 1% of the Units outstanding) from certain Limited Partners.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 19, and is incorporated herein by reference, for details of Related Party Transactions.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

             A.   Exhibits -
                                      Description

                     27   Financial Data Schedule
                          for year ended December 31, 1995.

             B.   Reports on Form 8-K and 8-K/A - None.


                           SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AEI REAL ESTATE FUND 85-A
                             Limited Partnership
                              By:  Net Lease Management  85-A, Inc.
                                   Its Managing General Partner


March 21, 1996                By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                         Date


/s/ Robert P. Johnson  President (Principal Executive Officer)  March 21, 1996
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Mark E. Larson     Executive Vice President, Treasurer      March 21, 1996
Mark E. Larson         and Chief Financial Officer