Form 10QSB
period 1996-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1996-05-15
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1996

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

                        Yes   [X]     No

         Transitional Small Business Disclosure Format:

                        Yes           No   [X]




          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1996 and December 31, 1995

          Statements for the Periods ended March 31, 1996 and 1995:

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

                          BALANCE SHEET

              MARCH 31, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996          1995

CURRENT ASSETS:
   Cash                                           $    98,752    $ 1,017,632
   Receivables                                          5,469          8,514
                                                   -----------    -----------
        Total Current Assets                          104,221      1,026,146
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,877,226      1,723,603
   Buildings and Equipment                          3,249,122      2,565,687
   Property Acquisition Costs                               0          2,333
   Accumulated Depreciation                          (818,352)      (792,710)
                                                   -----------    -----------
        Net Investments in Real Estate              4,307,996      3,498,913
                                                   -----------    -----------
             Total Assets                         $ 4,412,217    $ 4,525,059
                                                   ===========    ===========


                         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    20,181    $    26,857
   Distributions Payable                               84,541        160,298
                                                   -----------    -----------
        Total Current Liabilities                     104,722        187,155
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (35,024)       (34,720)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,107 Units outstanding                         4,342,519      4,372,624
                                                   -----------    -----------
      Total Partners' Capital                       4,307,495      4,337,904
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 4,412,217    $ 4,525,059
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

INCOME:
   Rent                                           $   118,060    $    99,514
   Investment Income                                    6,346         22,320
                                                   -----------    -----------
        Total Income                                  124,406        121,834
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             27,869         28,828
   Partnership Administration and Property
      Management - Unrelated Parties                    6,455         54,411
   Depreciation                                        25,642         28,327
                                                   -----------    -----------
        Total Expenses                                 59,966        111,566
                                                   -----------    -----------

NET INCOME                                        $    64,440    $    10,268
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       644    $       103
   Limited Partners                                    63,796         10,165
                                                   -----------    -----------
                                                  $    64,440    $    10,268
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,107 and 7,125 weighted average Units
   outstanding in 1996 and 1995, respectively)    $      8.98    $     1.43
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  Income                                  $    64,440    $    10,268

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      25,642         28,327
     (Increase) Decrease in Receivables                 3,045         (9,542)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (6,676)        42,691
     Increase in Unearned Rent                              0          7,841
                                                   -----------    -----------
        Total Adjustments                              22,011         69,317
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                           86,451         79,585
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Real Estate                         (834,725)             0
   Proceeds from Sale of Real Estate                        0        296,020
                                                   -----------    -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (834,725)       296,020
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (75,757)             0
   Distributions to Partners                          (94,849)       (93,941)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (170,606)       (93,941)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                      (918,880)       281,664

CASH, beginning of period                           1,017,632      1,431,971
                                                   -----------    -----------

CASH, end of period                               $    98,752    $ 1,713,635
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $ (34,908)  $ 4,354,036  $ 4,319,128    7,124.63

  Distributions                  (939)      (93,002)     (93,941)

  Net Income                      103        10,165       10,268
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 1995     $ (35,744)  $ 4,271,199  $ 4,235,455    7,124.63
                             =========   ===========  ===========  ==========


BALANCE, December 31, 1995  $ (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                  (948)      (93,901)     (94,849)

  Net Income                      644        63,796       64,440
                             ---------   -----------  -----------  ----------
BALANCE, March 31, 1996     $ (35,024)  $ 4,342,519  $ 4,307,495    7,106.63
                             =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.





          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1996

                           (Unaudited)


(1) The condensed statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of operations for the interim period, on a basis consistent with the annual audited statements. The adjustments made to these condensed statements consist only of normal recurring adjustments. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-KSB.

(2)  Organization -

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

(2)  Organization - (Continued)

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

(3)  Investments in Real Estate -

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

     During 1995 and the first quarter of 1996, the Partnership distributed $162,299 and $4,223 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $22.59 and $.59 per Limited Partnership Unit, respectively. The remaining net proceeds were reinvested in additional properties.

     On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,400.

     On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1996 and 1995, the Partnership recognized rental income of $118,060 and $99,514, respectively. During the same periods, the Partnership earned investment income of $6,346 and $22,320, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

       During the three months ended March 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $27,869 and $28,828, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,455 and $54,411, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of
$390,000 against the sublessee in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

        As of March 31, 1996, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During  the  three  months  ended  March  31,  1996,  the
Partnership's cash balances decreased $918,880 mainly as the result of reinvesting sale proceeds in additional property as discussed below. Net cash provided by operating activities increased from $79,535 in 1995 to $86,451 in 1996.

        In the first three months of 1995, net cash provided by investing activities was $296,020 as a result of the sale of the Sierra Vista Hardees. In 1996, net cash used for investing activities was $834,725, as the Partnership completed the reinvestment of sale proceeds in additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

       During 1995 and the first quarter of 1996, the Partnership distributed $162,299 and $4,223 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $22.59 and $.59 per Limited Partnership Unit, respectively. The remaining net proceeds were reinvested in additional properties.

        On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,000.

        On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1996, net cash used for financing activities increased, when compared to 1995, as a result of an additional distribution of net sale proceeds of approximately $75,000, which was accrued in December, 1995, but not paid until January, 1996.

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold and in no event, obligated to purchase Units if such purchase would impair the capital or operation of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      The continuing rent payments from the properties should  be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.   Exhibits - None.
        b.   Reports filed on Form 8-K - None.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 13, 1996          AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                       Robert P. Johnson
                                       President



                              By:  /s/ Mark E. Larson
                                       Mark E. Larson
                                       Chief Financial Officer