Form 10QSB
period 1996-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1996-08-07
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1996

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


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of June 30, 1996 and December 31, 1995

           Statements for the Periods ended June 30, 1996 and 1995:

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

                          BALANCE SHEET

               JUNE 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                       1996           1995

CURRENT ASSETS:
   Cash and Cash Equivalents                      $   124,980     $ 1,017,632
   Receivables                                              0           8,514
                                                   -----------     -----------
        Total Current Assets                          124,980       1,026,146
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
   Land                                             1,877,226       1,723,603
   Buildings and Equipment                          3,249,122       2,565,687
   Property Acquisition Costs                               0           2,333
   Accumulated Depreciation                          (844,292)       (792,710)
                                                   -----------     -----------
        Net Investments in Real Estate              4,282,056       3,498,913
                                                   -----------     -----------
               Total Assets                       $ 4,407,036     $ 4,525,059
                                                   ===========     ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.           $    26,325     $    26,857
   Distributions Payable                               84,541         160,298
                                                   -----------     -----------
        Total Current Liabilities                     110,866         187,155
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                   (35,137)        (34,720)
   Limited Partners, $1,000 Unit value;
    7,500 Units authorized and issued;
    7,107 Units outstanding                         4,331,307       4,372,624
                                                   -----------     -----------
     Total Partners' Capital                        4,296,170       4,337,904
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 4,407,036     $ 4,525,059
                                                   ===========     ===========





 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Second Quarter Ended       Six Months Ended
                                 6/30/96    6/30/95       6/30/96   6/30/95

INCOME:
 Rent                          $ 131,550   $  92,076     $ 249,610  $ 191,590
 Investment Income                 1,032      25,398         7,378     47,718
                                ---------   ---------     ---------  ---------
    Total Income                 132,582     117,474       256,988    239,308
                                ---------   ---------     ---------  ---------

EXPENSES:
 Partnership Administration-
   Affiliates                     18,416      22,184        46,285     51,012
 Partnership Administration and
   Property Management-
   Unrelated Parties               4,703       4,826        11,158     59,237
 Depreciation                     25,940      24,516        51,582     52,843
                                ---------   ---------     ---------  ---------
     Total Expenses               49,059      51,526       109,025    163,092
                                ---------   ---------     ---------  ---------

NET INCOME                     $  83,523   $  65,948     $ 147,963  $  76,216
                                =========   =========     =========  =========

NET INCOME ALLOCATED:
   General Partners            $     836   $     659     $   1,480  $     762
   Limited Partners               82,687      65,289       146,483     75,454
                                ---------   ---------     ---------  ----------
                               $  83,523   $  65,948     $ 147,963  $  76,216
                                =========   =========     =========  ==========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,107 and 7,125 weighted average
   Units outstanding in 1996 and 1995,
   respectively)               $   11.63   $   9.16      $   20.61  $   10.59
                                =========   =========     =========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                    $   147,963   $    76,216

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      51,582        52,843
     (Increase) Decrease in Receivables                 8,514        (1,157)
     Decrease in Payable to
        AEI Fund Management, Inc.                        (532)         (201)
     Increase in Unearned Rent                              0         7,841
                                                   -----------   -----------
        Total Adjustments                              59,564        59,326
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                          207,527       135,542
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Real Estate                         (834,725)            0
   Proceeds from Sale of Real Estate                        0       296,020
                                                   -----------   -----------
        Net Cash Provided By (Used For)
        Investing Activities                         (834,725)      296,020
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                  (75,757)            0
   Distributions to Partners                         (189,697)     (187,881)
                                                   -----------   -----------
        Net Cash Used For
        Financing Activities                         (265,454)     (187,881)
                                                   -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (892,652)      243,681

CASH AND CASH EQUIVALENTS, beginning of period      1,017,632     1,431,971
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS, end of period          $   124,980   $ 1,675,652
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994  $  (34,908)  $ 4,354,036  $ 4,319,128    7,124.63

  Distributions                 (1,878)     (186,003)    (187,881)

  Net Income                       762        75,454       76,216
                             -----------  -----------  -----------  ----------
BALANCE, June 30, 1995      $  (36,024)  $ 4,243,487  $ 4,207,463    7,124.63
                             ===========  ===========  ===========  ==========


BALANCE, December 31, 1995  $  (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                 (1,897)     (187,800)    (189,697)

  Net Income                     1,480       146,483      147,963
                             -----------  -----------  -----------  ----------
BALANCE, June 30, 1996      $  (35,137)  $ 4,331,307  $ 4,296,170    7,106.63
                             ===========  ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1996

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)Investments in Real Estate -

     In  1995,  the  Partnership elected early  adoption  of  the
     Statement  of  Financial  Accounting  Standards   No.   121,
     "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying
     amount   of   the  property,  the  Statement  requires   the
     Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement is not expected to have a material effect on the Partnership's financial statements.

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

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(4) Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1996 and 1995, the Partnership recognized rental income of $249,610 and $191,590, respectively. During the same periods, the Partnership earned investment income of $7,378 and $47,718, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        During the six months ended June 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $46,285 and $51,012, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,158 and $59,237, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of
$390,000 against the sublessee in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

        As of June 30, 1996, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1996, the Partnership's cash balances decreased $892,652 mainly as the result of reinvesting sale proceeds in additional property as discussed below. Net cash provided by operating activities increased from $135,542 in 1995 to $207,527 in 1996.

        In the first six months of 1995, net cash provided by investing activities was $296,020 as a result of the sale of the Sierra Vista Hardees. In 1996, net cash used for investing activities was $834,725, as the Partnership completed the reinvestment of sale proceeds in additional properties.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits -

                                        Description

                    27      Financial Data Schedule for period ended
                            June 30, 1996.

         b.   Reports filed on Form 8-K - None.



                           SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 1996        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P. Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E. Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)