Form 10QSB
period 1996-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1996-11-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1996

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


                              INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of September 30, 1996 and December 31, 1995

          Statements for the Periods ended September 30, 1996 and 1995:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                           (Unaudited)

                             ASSETS

                                                        1996         1995

CURRENT ASSETS:
   Cash and Cash Equivalents                        $   145,707   $ 1,017,632
   Receivables                                                0         8,514
                                                     -----------   -----------
        Total Current Assets                            145,707     1,026,146
                                                     -----------   -----------
INVESTMENTS IN REAL ESTATE:
   Land                                               1,877,226     1,723,603
   Buildings and Equipment                            3,249,122     2,565,687
   Property Acquisition Costs                                 0         2,333
   Accumulated Depreciation                            (870,232)     (792,710)
                                                     -----------   -----------
      Net Investments in Real Estate                  4,256,116     3,498,913
                                                     -----------   -----------
            Total Assets                            $ 4,401,823   $ 4,525,059
                                                     ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable to AEI Fund Management, Inc.             $    28,644   $    26,857
   Distributions Payable                                 84,541       160,298
   Unearned Rent                                          7,525             0
                                                     -----------   -----------
        Total Current Liabilities                       120,710       187,155
                                                     -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
   General Partners                                     (35,288)      (34,720)
   Limited Partners, $1,000 Unit value;
      7,500 Units authorized and issued;
      7,107 Units outstanding                         4,316,401     4,372,624
                                                     -----------   -----------
        Total Partners' Capital                       4,281,113     4,337,904
                                                     -----------   -----------
          Total Liabilities and Partners' Capital   $ 4,401,823   $ 4,525,059
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                 Three Months Ended      Nine Months Ended
                                9/30/96    9/30/95      9/30/96    9/30/95

INCOME:
 Rent                         $ 132,053   $  78,804    $ 381,663  $ 270,394
 Investment Income                1,338      29,710        8,716     77,428
                               ---------   ---------    ---------  ---------
        Total Income            133,391     108,514      390,379    347,822
                               ---------   ---------    ---------  ---------

EXPENSES:
 Partnership Administration -
   Affiliates                    23,773      22,590       70,058     73,602
 Partnership Administration
   and Property Management -
   Unrelated Parties              3,887      (1,822)      15,045     57,415
 Depreciation                    25,940      22,169       77,522     75,012
                               ---------   ---------    ---------  ---------
        Total Expenses           53,600      42,937      162,625    206,029
                               ---------   ---------    ---------  ---------

NET OPERATING INCOME             79,791      65,577      227,754    141,793

GAIN ON SALE OF REAL ESTATE           0     281,170            0    281,170
                               ---------   ---------    ---------  ---------

NET INCOME                    $  79,791   $ 346,747    $ 227,754  $ 422,963
                               =========   =========    =========  =========

NET INCOME ALLOCATED:
   General Partners           $     797   $   3,468    $   2,277  $   4,230
   Limited Partners              78,994     343,279      225,477    418,733
                               ---------   ---------    ---------  ---------
                              $  79,791   $ 346,747    $ 227,754  $ 422,963
                               =========   =========    =========  =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,107 and 7,125 weighted
  average Units outstanding in
  1996 and 1995 respectively) $   11.12   $   48.18    $   31.73  $   58.77
                               =========   =========    =========  =========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                      $  227,754    $  422,963

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       77,522        75,012
     Gain on Sale of Real Estate                             0      (281,170)
     (Increase) Decrease in Receivables                  8,514        (2,979)
     Increase in Payable to
        AEI Fund Management, Inc.                        1,787         2,646
     Increase in Unearned Rent                           7,525             0
                                                     ----------    ----------
        Total Adjustments                               95,348      (206,491)
                                                     ----------    ----------
        Net Cash Provided By
        Operating Activities                           323,102       216,472
                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Real Estate                          (834,725)            0
   Proceeds from Sale of Real Estate                         0     1,070,424
                                                     ----------    ----------
        Net Cash Provided By (Used For)
        Investing Activities                          (834,725)    1,070,424
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable        (75,757)          558
   Distributions to Partners                          (284,545)     (282,429)
                                                     ----------    ----------
        Net Cash Used For
        Financing Activities                          (360,302)     (281,871)
                                                     ----------    ----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (871,925)    1,005,025

CASH AND CASH EQUIVALENTS, beginning of period       1,017,632     1,431,971
                                                     ----------    ----------

CASH AND CASH EQUIVALENTS, end of period            $  145,707    $2,436,996
                                                     ==========    ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1994   $  (34,908)  $ 4,354,036  $ 4,319,128    7,124.63

  Distributions                  (2,824)     (279,605)    (282,429)

  Net Income                      4,230       418,733      422,963
                              ----------   -----------  -----------  ----------
BALANCE, September 30, 1995  $  (33,502)  $ 4,493,164  $ 4,459,662    7,124.63
                              ==========   ===========  ===========  ==========


BALANCE, December 31, 1995   $  (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                  (2,845)     (281,700)    (284,545)

  Net Income                      2,277       225,477      227,754
                              ----------   -----------  -----------  ----------
BALANCE, September 30, 1996  $  (35,288)  $ 4,316,401  $ 4,281,113    7,106.63
                              ==========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1996 and 1995, the Partnership recognized rental income of $381,663 and $270,394, respectively. During the same periods, the Partnership earned investment income of $8,716 and $77,428, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        During the nine months ended September 30, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $70,058 and $73,602, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,045 and $57,415, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of
$390,000 against the sublessee in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

        As of September 30, 1996, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During  the  nine months ended September  30,  1996,  the
Partnership's cash balances decreased $871,925 mainly as the result of reinvesting sale proceeds in additional property as discussed below. Net cash provided by operating activities increased from $216,472 in 1995 to $323,102 in 1996 due to an increase in income from the reinvestment of net sales proceeds in additional properties and a reduction in expenses.

        In the first nine months of 1995, net cash provided by investing activities was $1,070,424 as a result of the sale of properties, as discussed below. In 1996, net cash used for investing activities was $834,725, as the Partnership completed the reinvestment of sale proceeds in additional properties.

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

        On October 1, 1996, six Limited Partners redeemed a total of 22 Partnership Units for $10,294 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 393.37 Partnership Units for $302,828. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits -
                              Description

                27  Financial Data Schedule  for  period
                    ended September 30, 1996.

         b. Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1996       AEI Real Estate Fund 85-A
                               Limited Partnership
                               By:  Net  Lease Management  85-A, Inc.
                               Its: Managing General Partner



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