Form 10KSB
period 1996-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1997-03-18
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1996

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

                         Yes   [X]       No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1996 were $523,846.

As of February 28, 1997, there were 7,070.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,070,128.


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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

        On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 1996, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of the Partnership's total rental revenue in 1996. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1997 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The  following table is a summary of the properties  that
the Partnership acquired and owned as of December 31, 1996.
                                 Total Property
                      Purchase     Acquisition               Annual    Annual
Property                Date          Costs     Lessee       Lease      Rent
                                                             Payment  Per Sq.Ft
Rio Bravo Restaurant                         Innovative
 St. Paul, MN                                Restaurant
 (45%)                12/13/85   $  795,861  Concepts, Inc.    $ 65,711  $ 12.81

Jack-In-The-Box Restaurant                     Carl Karcher
 Ft. Worth, TX        12/19/85   $1,005,586  Enterprises, Inc. $135,582  $ 34.71

Hops Grill & Bar Restaurant                    Hops of Palm
 Palm Harbor, FL       3/21/86   $1,094,373    Harbor, Inc.    $ 80,220  $ 15.64

Applebee's Restaurant                       Renaissant Develop-
 Harlingen, TX        12/21/95   $1,393,470    ment Corp.      $156,400  $ 31.32

Tractor Supply
Company Store
 Maryville, TN                                   Tractor
 (80%)                 2/14/96   $  837,058  Supply Company    $ 90,300  $  5.93


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership. Net Lease Income & Growth Fund 84-A Limited Partnership owns the remaining interest in the Rio Bravo restaurant in St. Paul, Minnesota. AEI Real Estate Fund XV Limited Partnership owns the remaining interest in the Tractor Supply Company in Maryville, Tennessee.

        Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest.

        The initial Lease terms are for 20 years, except for the Palm Harbor property which is 5 years and the Tractor Supply
Company which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

         For tax purposes, the Partnership's properties are depreciated under either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS) or 31.5 years or 40 years (MACRS). The remaining depreciable components of a property are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

       During the last five years or since the date of purchase, if purchased after December 31, 1991, all properties were 100 percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1996, there were 683 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1996, six Limited Partners redeemed a total of 22 Partnership Units for $10,294 in accordance with the Partnership Agreement. In prior years, a total of forty-six Limited Partners redeemed 393.37 Partnership Units for $302,828. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $3,898 and $4,622 were made to the General Partners and $375,600 and $448,505 were made to the Limited Partners in 1996 and 1995, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $4,223 and $160,676 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1996 and 1995, the Partnership recognized rental income of $513,717 and $341,114, respectively. During the same periods, the Partnership earned investment income of $10,129 and $109,453, respectively. In 1996, rental income increased as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        During the years ended December 31, 1996 and 1995, the Partnership paid Partnership administration expenses to affiliated parties of $87,152 and $95,867, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $15,569 and $58,511, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs. The decrease in these expenses in 1996, when compared to 1995, is due to a $45,000 payment made to the original lessee of the Sierra Vista property. The payment was a reimbursement for a portion of the legal fees the lessee incurred in obtaining a judgment of
$390,000 against the sublessee in favor of the Partnership in 1992. The reimbursement was contingent upon the sale of the property which was completed in March, 1995.

       As of December 31, 1996, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 1996, the Partnership's cash balances decreased $880,491 mainly as the result of reinvesting sale proceeds in additional property as discussed below. Net cash provided by operating activities increased from $296,730 in 1995 to $419,762 in 1996 due to an increase in income from the reinvestment of net sales proceeds in additional properties and a reduction in expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of the real estate. In 1995, the Partnership generated cash flow from the sale of real estate, as discussed below, of $1,070,424. In 1996 and 1995, the Partnership expended $834,725 and $1,395,803, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 1996 and 1995, the Partnership distributed $4,223 and $162,299 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $.59 and $22.59 per Limited Partnership Unit, respectively. The majority of the remaining net proceeds were reinvested in additional properties.

        On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,000.

        On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

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

        During 1996, six Limited Partners redeemed a total of 22 Partnership Units for $10,294 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of forty-six Limited Partners redeemed 393.37 Partnership Units for $302,828. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report

Balance Sheet as of December 31, 1996 and 1995

Statements for the Years Ended December 31, 1996 and 1995:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                  INDEPENDENT AUDITOR'S REPORT


To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota


      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1996 and 1995 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota           /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 31, 1997                      Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS

                                                       1996           1995

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   137,141     $ 1,017,632
  Receivables                                               0           8,514
                                                   -----------     -----------
      Total Current Assets                            137,141       1,026,146
                                                   -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,877,226       1,723,603
  Buildings and Equipment                           3,249,122       2,565,687
  Property Acquisition Costs                                0           2,333
  Accumulated Depreciation                           (896,171)       (792,710)
                                                   -----------     -----------

      Net Investments in Real Estate                4,230,177       3,498,913
                                                   -----------     -----------
           Total  Assets                          $ 4,367,318     $ 4,525,059
                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    16,980     $    26,857
  Distributions Payable                                84,562         160,298
                                                   -----------     -----------
      Total Current Liabilities                       101,542         187,155
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,441)        (34,720)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,085 and 7,107 outstanding in 1996
   and 1995, respectively                           4,301,217       4,372,624
                                                   -----------     -----------
      Total Partners' Capital                       4,265,776       4,337,904
                                                   -----------     -----------
        Total  Liabilities and Partners' Capital  $ 4,367,318     $ 4,525,059
                                                   ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 3l


                                                   1996              1995

INCOME:
  Rent                                        $   513,717        $   341,114
  Investment Income                                10,129            109,453
                                               -----------        -----------
      Total Income                                523,846            450,567
                                               -----------        -----------

EXPENSES:
  Partnership Administration - Affiliates          87,152             95,867
  Partnership Administration and Property
     Management - Unrelated Parties                15,569             58,511
  Depreciation                                    103,461             96,352
                                               -----------        -----------
      Total Expenses                              206,182            250,730
                                               -----------        -----------

OPERATING INCOME                                  317,664            199,837

GAIN ON SALE OF REAL ESTATE                             0            281,170
                                               -----------        -----------

NET INCOME                                    $   317,664        $   481,007
                                               ===========        ===========

NET INCOME ALLOCATED:
  General Partners                            $     3,177        $     4,810
  Limited Partners                                314,487            476,197
                                               -----------        -----------
                                              $   317,664        $   481,007
                                               ===========        ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,101 and 7,120 weighted average Units outstanding
 in 1996 and 1995, respectively)              $     44.29        $    66.88
                                               ===========        ===========


 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31

                                                        1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $   317,664   $   481,007

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       103,461        96,352
     Gain on Sale of Real Estate                              0      (281,170)
     (Increase) Decrease in Receivables                   8,514        (2,024)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (9,877)        2,565
                                                     -----------   -----------
       Total Adjustments                                102,098      (184,277)
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                         419,762       296,730
                                                     ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (834,725)   (1,395,803)
  Proceeds from Sale of Real Estate                           0     1,070,424
                                                     -----------   -----------
       Net Cash Used For
           Investing Activities                        (834,725)     (325,379)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase  (Decrease) in Distributions  Payable        (75,736)       76,541
  Distributions to Partners                            (379,394)     (453,035)
  Redemption Payments                                   (10,398)       (9,196)
                                                     -----------   -----------
       Net Cash Used For
           Financing Activities                        (465,528)     (385,690)
                                                     -----------   -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (880,491)     (414,339)

CASH AND CASH EQUIVALENTS, beginning of period        1,017,632     1,431,971
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS, end of period            $   137,141   $ 1,017,632
                                                     ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                                General       Limited                 Units
                                Partners      Partners     Total   Outstanding


BALANCE, December 31, 1994    $  (34,908)  $ 4,354,036  $ 4,319,128   7,124.63

  Distributions                   (4,530)     (448,505)    (453,035)

  Redemption Payments                (92)       (9,104)      (9,196)    (18.00)

  Net Income                       4,810       476,197      481,007
                               ----------   -----------  -----------  ----------

BALANCE, December 31, 1995       (34,720)    4,372,624    4,337,904   7,106.63

  Distributions                   (3,794)     (375,600)    (379,394)

  Redemption Payments               (104)      (10,294)     (10,398)    (22.00)

  Net Income                       3,177       314,487      317,664
                               ----------   -----------  -----------  ----------
BALANCE, December 31, 1996    $  (35,441)  $ 4,301,217  $ 4,265,776   7,084.63
                               ==========   ===========  ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995


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

                   DECEMBER 31, 1996 AND 1995


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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate

     Cash Concentrations of Credit Risk

       At  times  throughout  the year,  the  Partnership's  cash
       deposited  in  financial  institutions  may  exceed   FDIC
       insurance limits.

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which is effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property. Adoption of this Statement did not have a material effect on the Partnership's financial statements.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(2)  Summary of Significant Accounting Policies - (Continued)

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

(3)  Related Party Transactions -

     In 1985, the Partnership acquired a 45% interest in the Rio Bravo property. The remaining interest in this property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership. In 1996, the Partnership acquired an 80% interest in the Tractor Supply Company. The remaining interest in this property is owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

     Each Partnership owns a separate, undivided interest in the properties. No specific agreement or commitment exists between the Partnerships as to the management of their respective interests in the properties, and the Partnership that holds more than a 50% interest does not control decisions over the other Partnership's interest. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

     NLM   and  AEI  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                          Total Incurred by the Partnership
                                           for the Years Ended December 3l

                                                      1996           1995

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                           $  87,152     $  95,867
                                                       =========     =========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, taxes, insurance and other property costs.   $  15,569     $  58,511
                                                       =========     =========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(3)  Related Party Transactions - (Continued)

                                           Total Incurred by the Partnership
                                             for the Years Ended December 3l

                                                          1996        1995

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $22,020 and $6,750
  for 1996 and 1995, respectively.                    $ (22,075)   $   2,333
                                                       =========    =========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through noncancelable triple net leases, which have been classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Palm Harbor property which is 5 years and the Tractor Supply Company which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was completed and acquired in 1985. The Palm Harbor property was completed and acquired in 1986. The Applebee's in Harlingen, Texas and the Tractor Supply Company in Maryville, Tennessee were completed and acquired in 1995 and 1996, respectively. There have been no costs capitalized as improvements subsequent to the acquisitions.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The cost of the properties and the related accumulated depreciation at December 31, 1996 are as follows:

                                        Buildings and               Accumulated
Property                    Land          Equipment       Total    Depreciation

Rio Bravo, St. Paul, MN   $  289,776    $  506,085      $  795,861  $  276,125
Jack-In-The-Box,
  Fort Worth, TX             498,862       506,724       1,005,586     253,892
Hops Grill and Bar,
  Palm Harbor, FL            484,570       609,803       1,094,373     305,258
Applebee's, Harlingen, TX    450,395       943,075       1,393,470      39,277
Tractor Supply Company,
   Maryville, TN             153,623       683,435         837,058      21,619
                           ----------    ----------      ----------  ----------
                          $1,877,226    $3,249,122      $5,126,348  $  896,171
                           ==========    ==========      ==========  ==========

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

     During 1996 and 1995, the Partnership distributed $4,223 and $162,299 of the net sale proceeds to the Limited and General Partners as part of their regular quarterly distributions, which represented a return of capital of $.59 and $22.59 per Limited Partnership Unit, respectively. The remaining net proceeds were reinvested in additional properties.

     On December 21, 1995, the Partnership purchased an Applebee's restaurant in Harlingen, Texas for $1,393,470. The property is leased to Renaissant Development Corporation under a Lease Agreement with a primary term of 20 years and annual rental payments of $156,400.

     On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(4)  Investments in Real Estate - (Continued)

     The minimum future rentals on the non-cancelable Leases for years subsequent to December 31, 1996 are as follows:

                       1997          $   529,817
                       1998              534,010
                       1999              550,822
                       2000              555,233
                       2001              559,756
                       Thereafter      5,601,295
                                      -----------
                                     $ 8,330,933
                                      ===========

     In 1996 and 1995, the Partnership recognized contingent rents of $19,579 and $66,971, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1996           1995
        Tenants                 Industry

    Carl Karcher
       Enterprises, Inc.           Restaurant    $ 135,582      $ 135,582
    Hops of Palm Harbor, Inc.      Restaurant       78,948         75,192
    Harwayne, Inc.                 Restaurant          N/A         42,212
    Innovative Restaurant
       Concepts, Inc.              Restaurant       63,385         58,990
    Renaissant Development Corp.   Restaurant      156,400            N/A
    Tractor Supply Company         Retail           79,402            N/A
                                                  ---------      ---------

    Aggregate rent revenue of major tenants      $ 513,717      $ 311,976
                                                  =========      =========

    Aggregate rent revenue of major tenants as
    a percentage of total rent revenue                100%            91%
                                                  =========      =========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(6)  Partners' Capital-

     Cash distributions of $3,898 and $4,622 were made to the General Partners and $375,600 and $448,505 were made to the Limited Partners in 1996 and 1995, respectively. The Limited Partners' distributions represent $52.89 and $62.99 per Limited Partnership Unit outstanding using 7,101 and 7,120 weighted average Units in 1996 and 1995, respectively. The distributions represent $42.84 and $62.99 per Unit of Net Income and $10.05 and $-0- per Unit of return of Contributed Capital in 1996 and 1995, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $4,223 and $160,676 of proceeds from property sales in 1996 and 1995, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1996 and 1995 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1996, six Limited Partners redeemed a total of 22 Partnership Units for $10,294 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1995, five Limited Partners redeemed a total of 18 Partnership Units for
     $9,104. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $905.31 per original $1,000 invested.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                               1996         1995

     Net Income For Financial
      Reporting Purposes                    $ 317,664    $ 481,007

     Depreciation for Tax Purposes (Over)
      Under Depreciation For Financial
      Reporting Purposes                      (30,831)      15,396

     Net Gain on Sale of Real Estate for Tax
      Purposes Under Gain for Financial
      Reporting Purposes                            0      (77,556)
                                             ----------   ----------
           Taxable Income to Partners       $ 286,833    $ 418,847
                                             ==========   ==========

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                1996          1995

     Partners' Capital For
      Financial Reporting Purposes          $ 4,265,776    $ 4,337,904

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                       (155,542)      (124,711)

     Capitalized Start-Up Costs
      Under Section 195                         363,592        363,592

     Amortization of Start-Up and
      Organization Costs                       (389,641)      (389,641)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes        1,004,426      1,004,426
                                             -----------    -----------
           Partners' Capital For
              Tax Reporting Purposes        $ 5,088,611    $ 5,191,570
                                             ===========    ===========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1996 AND 1995

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                    1996                        1995
                           Carrying      Fair          Carrying      Fair
                            Amount       Value          Amount       Value

     Cash                $       396   $       396  $       913   $       913
     Money Market Funds      136,745       136,745    1,016,719     1,016,719
                          -----------   -----------  -----------   -----------
       Total Cash and
        Cash Equivalents $   137,141   $   137,141  $1,017,632    $ 1,017,632
                          ===========   ===========  ===========   ===========


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

        Robert P. Johnson, age 52, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until March, 1998. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the
president,  a  director  and  a  registered  principal   of   AEI
Incorporated, which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 44, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1998. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1998. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 19 and 20, and is incorporated herein by reference, for details of Related Party Transactions.


                             PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

             A.   Exhibits -
                              Description

                 10.1  Net Lease Agreement dated
                       February    14,    1996,    between    the
                       Partnership,  AEI  Real  Estate  Fund   XV
                       Limited  Partnership, and  Tractor  Supply
                       Company, relating to the property at  1800
                       Lamar    Alexander   Parkway,   Maryville,
                       Tennessee  (incorporated by  reference  to
                       Exhibit 10.1 of Form 8-K filed with the Commission on February 14, 1996).

                  27   Financial Data Schedule
                       for year ended December 31, 1996.

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

                           AEI REAL ESTATE FUND 85-A
                           Limited Partnership
                           By:  Net  Lease Management  85-A, Inc.
                                Its Managing General Partner


March 6, 1997              By:  /s/ Robert P. Johnson
                                    Robert  P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                         Date


/s/  Robert P. Johnson  President (Principal  Executive  Officer)  March 6,1997
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/  Mark  E. Larson    Executive Vice President, Treasurer        March 6, 1997
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)