Form 10QSB
period 1997-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1997-05-12
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1997

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1997 and December 31, 1996

          Statements for the Periods ended March 31, 1997 and 1996:

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

                          BALANCE SHEET

              MARCH 31, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                     1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   166,785     $   137,141

INVESTMENTS IN REAL ESTATE:
  Land                                            1,877,226       1,877,226
  Buildings and Equipment                         3,249,122       3,249,122
  Accumulated Depreciation                         (922,111)       (896,171)
                                                 -----------     -----------
      Net Investments in Real Estate              4,204,237       4,230,177
                                                 -----------     -----------
          Total Assets                          $ 4,371,022     $ 4,367,318
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    26,551     $    16,980
  Distributions Payable                              84,562          84,562
  Unearned Rent                                       7,525               0
                                                 -----------     -----------
      Total Current Liabilities                     118,638         101,542
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (35,575)        (35,441)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,085 Units outstanding                        4,287,959       4,301,217
                                                 -----------     -----------
     Total Partners' Capital                      4,252,384       4,265,776
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $ 4,371,022     $ 4,367,318
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                      1997           1996

INCOME:
   Rent                                          $   134,312     $   118,060
   Investment Income                                   1,511           6,346
                                                  -----------     -----------
        Total Income                                 135,823         124,406
                                                  -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates            20,879          27,869
   Partnership Administration and Property
      Management - Unrelated Parties                   7,547           6,455
   Depreciation                                       25,940          25,642
                                                  -----------     -----------
        Total Expenses                                54,366          59,966
                                                  -----------     -----------

NET INCOME                                       $    81,457     $    64,440
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $       815     $       644
   Limited Partners                                   80,642          63,796
                                                  -----------     -----------
                                                 $    81,457     $    64,440
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,085 and 7,107 weighted average Units
   outstanding in 1997 and 1996, respectively)   $     11.38     $     8.98
                                                  ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $    81,457    $    64,440

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                      25,940         25,642
     Decrease in Receivables                                0          3,045
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       9,571         (6,676)
     Increase in Unearned Rent                          7,525              0
                                                   -----------    -----------
       Total Adjustments                               43,036         22,011
                                                   -----------    -----------
       Net Cash Provided By
           Operating Activities                       124,493         86,451
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0       (834,725)
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in Distributions Payable                         0        (75,757)
  Distributions to Partners                           (94,849)       (94,849)
                                                   -----------    -----------
       Net Cash Used For
           Financing Activities                       (94,849)      (170,606)
                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                29,644       (918,880)

CASH AND CASH EQUIVALENTS, beginning of period        137,141      1,017,632
                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period          $   166,785    $    98,752
                                                   ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995   $  (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                    (948)      (93,901)     (94,849)

  Net Income                        644        63,796       64,440
                              ----------   -----------  -----------  ----------
BALANCE, March 31, 1996      $  (35,024)  $ 4,342,519  $ 4,307,495    7,106.63
                              ==========   ===========  ===========  ==========


BALANCE, December 31, 1996   $  (35,441)  $ 4,301,217  $ 4,265,776    7,084.63

  Distributions                    (949)      (93,900)     (94,849)

  Net Income                        815        80,642       81,457
                              ----------   -----------  -----------  ----------
BALANCE, March 31, 1997      $  (35,575)  $ 4,287,959  $ 4,252,384    7,084.63
                              ==========   ===========  ===========  ==========






 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1997

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

(2)  Organization -

     AEI Real Estate Fund 85-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-A, Inc. (NLM), the Managing General Partner of the Partnership. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner of the Partnership. An affiliate of NLM, AEI Fund Management, Inc. (AEI), performs the administrative and operating functions for the Partnership.

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

(3)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1997 and 1996, the Partnership recognized rental income of $134,312 and $118,060, respectively. During the same periods, the Partnership earned investment income of $1,511 and $6,346, respectively. In 1997, rental income increased mainly as a result of the reinvestment of net sale proceeds in an additional property discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

       During the three months ended March 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $20,879 and $27,869, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,547 and $6,455, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1997, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 1997, the Partnership's cash balances increased $29,644 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $86,451 in 1996 to $124,493 in 1997 due to an increase in income from the reinvestment of net sales proceeds in an additional property, a reduction in expenses and net timing differences in the collection of payments from the lessees and the payment of expenses.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In the first three months of 1996, net cash used for investing activities was $834,725, as the Partnership completed the reinvestment of sale proceeds in an additional property. On February 14, 1996, the Partnership purchased an 80% interest in a Tractor Supply Company store in Maryville, Tennessee for $837,058. The property is leased to Tractor Supply Company under a Lease Agreement with a primary term of 14 years and annual rental payments of $90,300. The remaining interest in the property was purchased by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1997, net cash used for financing activities decreased, when compared to 1996, as a result of an additional distribution of net sale proceeds of approximately $75,000, which was accrued in December, 1995, but not paid until January, 1996.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                            Description

          27 Financial Data Schedule  for  period
             ended March 31, 1997.

       b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 9, 1997           AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)