Form 10QSB
period 1997-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1997-08-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1.  Balance Sheet as of June 30, 1997 and  December 31, 1996

          Statements for the Periods ended June 30, 1997 and 1996:

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

                          BALANCE SHEET

               JUNE 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                       1997            1996

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   157,232     $   137,141

INVESTMENTS IN REAL ESTATE:
  Land                                              1,877,226       1,877,226
  Buildings and Equipment                           3,249,122       3,249,122
  Accumulated Depreciation                           (948,050)       (896,171)
                                                   -----------     -----------
      Net Investments in Real Estate                4,178,298       4,230,177
                                                   -----------     -----------
          Total Assets                            $ 4,335,530     $ 4,367,318
                                                   ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    16,416     $    16,980
  Distributions Payable                                84,562          84,562
                                                   -----------     -----------
      Total Current Liabilities                       100,978         101,542
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,753)        (35,441)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,085 Units outstanding                        4,270,305       4,301,217
                                                   -----------     -----------
      Total Partners' Capital                       4,234,552       4,265,776
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 4,335,530     $ 4,367,318
                                                   ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended         Six Months Ended
                                6/30/97      6/30/96      6/30/97      6/30/96

INCOME:
   Rent                      $  132,455   $  131,550    $  266,767  $  249,610
   Investment Income              1,866        1,032         3,377       7,378
                              ---------    ---------     ---------   ---------
        Total Income            134,321      132,582       270,144     256,988
                              ---------    ---------     ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  26,992       18,416        47,871      46,285
   Partnership Administration
     and Property Management -
     Unrelated Parties            4,374        4,703        11,921      11,158
   Depreciation                  25,939       25,940        51,879      51,582
                              ---------    ---------     ---------   ---------
        Total Expenses           57,305       49,059       111,671     109,025
                              ---------    ---------     ---------   ---------

NET INCOME                   $   77,016   $   83,523    $  158,473  $  147,963
                              =========    =========     =========   =========

NET INCOME ALLOCATED:
   General Partners          $      770   $      836    $    1,585  $    1,480
   Limited Partners              76,246       82,687       156,888     146,483
                              ---------    ---------     ---------   ---------
                             $   77,016   $   83,523    $  158,473  $  147,963
                              =========    =========     =========   =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,085 and 7,107 weighted
  average Units outstanding
  in 1997 and 1996,
  respectively)              $    10.76   $    11.63    $   22.14   $    20.61
                              =========    =========     =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                    $  158,473     $  147,963

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      51,879         51,582
     Decrease in Receivables                                0          8,514
     Decrease in Payable to
        AEI Fund Management, Inc.                        (564)          (532)
                                                    ---------      ---------
        Total Adjustments                              51,315         59,564
                                                    ---------      ---------
        Net Cash Provided By
        Operating Activities                          209,788        207,527
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Real Estate                                0       (834,725)
                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in Distributions Payable                        0        (75,757)
   Distributions to Partners                         (189,697)      (189,697)
                                                    ---------      ---------
        Net Cash Used For
        Financing Activities                         (189,697)      (265,454)
                                                    ---------      ---------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                20,091       (892,652)

CASH AND CASH EQUIVALENTS, beginning of period        137,141      1,017,632
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS, end of period           $  157,232     $  124,980
                                                    =========      =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                  (1,897)     (187,800)    (189,697)

  Net Income                      1,480       146,483      147,963
                               ---------   -----------  -----------  ---------
BALANCE, June 30, 1996        $ (35,137)  $ 4,331,307  $ 4,296,170    7,106.63
                               =========   ===========  ===========  =========


BALANCE, December 31, 1996    $ (35,441)  $ 4,301,217  $ 4,265,776    7,084.63

  Distributions                  (1,897)     (187,800)    (189,697)

  Net Income                      1,585       156,888      158,473
                               ---------   -----------  -----------  ---------
BALANCE, June 30, 1997        $ (35,753)  $ 4,270,305  $ 4,234,552    7,084.63
                               =========   ===========  ===========  =========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1997 and 1996, the Partnership recognized rental income of $266,767 and $249,610, respectively. During the same periods, the Partnership earned investment income of $3,377 and $7,378, respectively. In 1997, rental income increased mainly as a result of the reinvestment of net sale proceeds in an additional property discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

        During the six months ended June 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $47,871 and $46,285, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,921 and $11,158, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1997, the Partnership's annualized cash distribution rate was 5.85%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 1997, the Partnership's cash balances increased $20,091 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $207,527 in 1996 to $209,788 in 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                                Description

              27    Financial Data Schedule  for  period
                    ended June 30, 1997.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 5, 1997        AEI Real Estate Fund 85-A
                              Limited Partnership
                               By:   Net  Lease Management  85-A,
Inc.
                              Its: Managing General Partner



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