Form 10QSB
period 1997-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1997-11-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1997

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1997 and December 31, 1996

         Statements for the Periods ended September 30, 1997 and 1996:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                           (Unaudited)

                             ASSETS

                                                      1997           1996

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   180,832     $   137,141

INVESTMENTS IN REAL ESTATE:
  Land                                             1,877,226       1,877,226
  Buildings and Equipment                          3,249,122       3,249,122
  Accumulated Depreciation                          (973,990)       (896,171)
                                                  -----------     -----------
      Net Investments in Real Estate               4,152,358       4,230,177
                                                  -----------     -----------
          Total Assets                           $ 4,333,190     $ 4,367,318
                                                  ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    24,955     $    16,980
  Distributions Payable                               94,372          84,562
                                                  -----------     -----------
      Total Current Liabilities                      119,327         101,542
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (35,960)        (35,441)
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     7,085 Units outstanding                       4,249,823       4,301,217
                                                  -----------     -----------
    Total Partners' Capital                        4,213,863       4,265,776
                                                  -----------     -----------
      Total Liabilities and Partners' Capital    $ 4,333,190     $ 4,367,318
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                 9/30/97      9/30/96    9/30/97       9/30/96

INCOME:
   Rent                        $ 132,655    $ 132,053   $ 399,422    $ 381,663
   Investment Income               1,962        1,338       5,339        8,716
                                ---------    ---------   ---------    ---------
        Total Income             134,617      133,391     404,761      390,379
                                ---------    ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
    Affiliates                    21,348       23,773      69,219       70,058
   Partnership Administration
    and Property Management -
    Unrelated Parties              2,716        3,887      14,637       15,045
   Depreciation                   25,940       25,940      77,819       77,522
                                ---------    ---------   ---------    ---------
        Total Expenses            50,004       53,600     161,675      162,625
                                ---------    ---------   ---------    ---------

NET INCOME                     $  84,613    $  79,791   $ 243,086    $ 227,754
                                =========    =========   =========    =========

NET INCOME ALLOCATED:
   General Partners            $     846    $     797   $   2,431    $   2,277
   Limited Partners               83,767       78,994     240,655      225,477
                                ---------    ---------   ---------    ---------
                               $  84,613    $  79,791   $ 243,086    $ 227,754
                                =========    =========   =========    =========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,085 and 7,107 weighted
  average Units outstanding in 1997
  and 1996, respectively)      $   11.83    $   11.12   $   33.97    $   31.73
                                =========    =========   =========    =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   243,086     $   227,754

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       77,819          77,522
     Decrease in Receivables                                 0           8,514
     Increase in Payable to
        AEI Fund Management, Inc.                        7,975           1,787
     Increase in Unearned Rent                               0           7,525
                                                    -----------     -----------
        Total Adjustments                               85,794          95,348
                                                    -----------     -----------
        Net Cash Provided By
        Operating Activities                           328,880         323,102
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Real Estate                                 0        (834,725)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable          9,810         (75,757)
   Distributions to Partners                          (294,999)       (284,545)
                                                    -----------     -----------
        Net Cash Used For
        Financing Activities                          (285,189)       (360,302)
                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 43,691        (871,925)

CASH AND CASH EQUIVALENTS, beginning of period         137,141       1,017,632
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, end of period           $   180,832     $   145,707
                                                    ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                      Limited
                                                                    Partnership
                                General      Limited                   Units
                                Partners     Partners     Total     Outstanding


BALANCE, December 31, 1995    $ (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                  (2,845)     (281,700)    (284,545)

  Net Income                      2,277       225,477      227,754
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1996   $ (35,288)  $ 4,316,401  $ 4,281,113    7,106.63
                               =========   ===========  ===========  ==========


BALANCE, December 31, 1996    $ (35,441)  $ 4,301,217  $ 4,265,776    7,084.63

  Distributions                  (2,950)     (292,049)    (294,999)

  Net Income                      2,431       240,655      243,086
                               ---------   -----------  -----------  ----------
BALANCE, September 30, 1997   $ (35,960)  $ 4,249,823  $ 4,213,863    7,084.63
                               =========   ===========  ===========  ==========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1997

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1997 and 1996, the Partnership recognized rental income of $399,422 and $381,663, respectively. During the same periods, the Partnership earned investment income of $5,339 and $8,716, respectively. In 1997, rental income increased mainly as a result of the reinvestment of net sale proceeds in an additional property discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional property.

        During the nine months ended September 30, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $69,219 and $70,058, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,637 and $15,045 respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1997, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1997, the Partnership's cash balances increased $43,691 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $323,102 in 1996 to $328,880 in 1997.


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

        On October 1, 1997, one Limited Partner redeemed a total of 5 Partnership Units for $2,199 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-two Limited Partners redeemed 415.37 Partnership Units for $313,122. The redemptions increase the remaining Limited PartnersO ownership interest in the Partnership.

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

       None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

       None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                         Description

            27   Financial Data Schedule  for  period
                 ended September 30, 1997.

      b.  Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 3, 1997      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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