Form 10KSB
period 1997-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1998-03-27
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1997

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

                         Yes   [X]         No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The Issuer's revenues for year ended December 31, 1997 were $539,329.

As of February 28, 1998, there were 7,065.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,065,128.

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

       The Partnership will hold its properties until the General Partners determine that the sale or other disposition of the properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell properties, the General Partners will consider factors such as potential appreciation, net cash flow and income tax considerations. In addition, certain lessees have been granted options to purchase properties after a specified portion of the lease term has elapsed. It is anticipated that the Partnership will sell its properties within twelve years after acquisition. Prior to commencing the liquidation of the Partnership, the General Partners may reinvest the proceeds from the sale of properties in additional properties, provided that sufficient proceeds are distributed to the Limited Partners to pay federal and state income taxes related to any taxable gain recognized as a result of the sale. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 5 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. The leases provide for one to four five-year renewal options subject to the same terms and conditions as the initial lease.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

Major Tenants

        During 1997, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of the Partnership's total rental revenue in 1997. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1998 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Employees

        The  Partnership  has  no direct  employees.   Management
services   are  performed  for  the  Partnership  by   AEI   Fund
Management, Inc., an affiliate of NLM.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

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

Description of Properties

        The Partnership's properties are all commercial, single tenant buildings. All the properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1997.

                                 Total Property              Annual     Annual
                     Purchase     Acquisition                Lease     Rent Per
Property               Date         Costs      Lessee        Payment    Sq. Ft.

Rio Bravo Restaurant                        Innovative
 St. Paul, MN                               Restaurant
  (45%)             12/13/85   $  795,861   Concepts, Inc.   $  65,711  $ 12.81

Jack-In-The-Box Restaurant                   Carl Karcher
 Fort Worth, TX     12/19/85   $1,005,586  Enterprises, Inc. $ 135,582  $ 34.71

Hops Grill & Bar Restaurant                  Hops of Palm
 Palm Harbor, FL     3/21/86   $1,094,373    Harbor, Inc.    $  82,627  $ 16.11

Applebee's Restaurant                      Renaissant Develop-
 Harlingen, TX      12/21/95   $1,393,470     ment Corp.     $ 156,400  $ 31.32

Tractor Supply
Company Store
 Maryville, TN                                  Tractor
    (80%)            2/14/96   $837,058     Supply Company   $  90,300  $  5.93

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Rio Bravo restaurant are owned by Net Lease Income & Growth Fund 84-A Limited Partnership and unrelated third parties. The remaining interest in the Tractor Supply Company store is owned by AEI Real Estate Fund XV Limited Partnership.

        The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

        The initial Lease terms are for 20 years, except for the Palm Harbor property which is 5 years and the Tractor Supply Company store which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Palm Harbor Lease has been extended to April 30, 2002.

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

       During the last five years or since the date of purchase, if purchased after December 31, 1992, all properties were 100 percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1997, there were 689 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 1997, one Limited Partner redeemed a total of five Partnership Units for $2,199 in accordance with the Partnership Agreement. In prior years, a total of 52 Limited Partners redeemed 415.37 Partnership Units for $313,122. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,025 and $3,898 were made to the General Partners and $396,299 and $375,600 were made to the Limited Partners in 1997 and 1996, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $4,223 of proceeds from property sales in 1996. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1997 and 1996, the Partnership recognized rental income of $532,076 and $513,717, respectively. During the same periods, the Partnership earned investment income of $7,253 and $10,129, respectively. In 1997, rental income increased mainly as a result of the reinvestment of net sale proceeds in additional properties discussed below. The increase in rental income was partially offset by a decrease in investment income earned on the net proceeds prior to the purchase of the additional properties.

        During the years ended December 31, 1997 and 1996, the Partnership paid Partnership administration expenses to affiliated parties of $89,979 and $87,152, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,355 and $15,569, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1997, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. AEI is currently analyzing its computer hardware and software systems to determine what, if any, resources need to be dedicated regarding Year 2000 issues. The Partnership does not anticipate any significant operational impact or incurring material costs as a result of AEI becoming Year 2000 compliant.

Liquidity and Capital Resources

        During 1997, the Partnership's cash balances increased $37,542 as the Partnership distributed less cash to Partners than it generated from operating activities. Net cash provided by operating activities increased from $419,762 in 1996 to $431,734 in 1997 due to an increase in income from the reinvestment of net sales proceeds in additional properties.

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        During 1997, one Limited Partner redeemed a total of five Partnership Units for $2,199 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of 52 Limited Partners redeemed 415.37 Partnership Units for $313,122. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties should be
adequate   to  fund  continuing  distributions  and  meet   other
Partnership obligations on both a short-term and long-term basis.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1997 and 1996

Statements for the Years Ended December 31, 1997 and 1996:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS


To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1997 and 1996 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Minneapolis, Minnesota             Boulay, Heutmaker, Zibell & Co. P.L.L.P.
February 4, 1998                   Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS


                                                    1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   174,683       $   137,141

INVESTMENTS IN REAL ESTATE:
  Land                                           1,877,226         1,877,226
  Buildings and Equipment                        3,249,122         3,249,122
  Accumulated Depreciation                        (999,929)         (896,171)
                                                -----------       -----------
      Net Investments in Real Estate             4,126,419         4,230,177
                                                -----------       -----------
          Total Assets                         $ 4,301,102       $ 4,367,318
                                                ===========       ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    12,719       $    16,980
  Distributions Payable                             92,893            84,562
                                                -----------       -----------
      Total Current Liabilities                    105,612           101,542
                                                -----------       -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (36,144)          (35,441)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 and 7,085 outstanding in 1997
   and 1996, respectively                        4,231,634         4,301,217
                                                -----------       -----------
    Total Partners' Capital                      4,195,490         4,265,776
                                                -----------       -----------
      Total Liabilities and Partners' Capital  $ 4,301,102       $ 4,367,318
                                                ===========       ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1997            1996

INCOME:
  Rent                                          $  532,076       $  513,717
  Investment Income                                  7,253           10,129
                                                -----------      -----------
      Total Income                                 539,329          523,846
                                                -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates           89,979           87,152
  Partnership Administration and Property
     Management - Unrelated Parties                 13,355           15,569
  Depreciation                                     103,758          103,461
                                                -----------      -----------
      Total Expenses                               207,092          206,182
                                                -----------      -----------

NET INCOME                                     $   332,237      $   317,664
                                                ===========      ===========

NET INCOME ALLOCATED:
  General Partners                             $     3,322      $     3,177
  Limited Partners                                 328,915          314,487
                                                -----------      -----------
                                               $   332,237      $   317,664
                                                ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,083 and 7,101 weighted average Units outstanding
 in 1997 and 1996, respectively)               $     46.44      $     44.29
                                                ===========      ===========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                       $   332,237     $   317,664

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                     103,758         103,461
     Decrease in Receivables                                0           8,514
     Decrease in Payable to
        AEI Fund Management, Inc.                      (4,261)         (9,877)
                                                   -----------     -----------
       Total Adjustments                               99,497         102,098
                                                   -----------     -----------
       Net Cash Provided By
           Operating Activities                       431,734         419,762
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                0        (834,725)
                                                   -----------     -----------
       Net Cash Used For
           Investing Activities                             0        (834,725)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          8,331         (75,736)
  Distributions to Partners                          (400,302)       (379,394)
  Redemption Payments                                  (2,221)        (10,398)
                                                   -----------     -----------
       Net Cash Used For
        Financing Activities                         (394,192)       (465,528)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 37,542        (880,491)

CASH AND CASH EQUIVALENTS, beginning of period        137,141       1,017,632
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $   174,683     $   137,141
                                                   ===========     ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                                General      Limited                 Units
                                Partners     Partners     Total   Outstanding


BALANCE, December 31, 1995   $ (34,720)  $ 4,372,624  $ 4,337,904    7,106.63

  Distributions                 (3,794)     (375,600)    (379,394)

  Redemption Payments             (104)      (10,294)     (10,398)     (22.00)

  Net Income                     3,177       314,487      317,664
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1996     (35,441)    4,301,217    4,265,776    7,084.63

  Distributions                 (4,003)     (396,299)    (400,302)

  Redemption Payments              (22)       (2,199)      (2,221)      (5.00)

  Net Income                     3,322       328,915      332,237
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490    7,079.63
                              =========   ===========  ===========  ==========


 The accompanying notes to financial statements are an integral part of this statement.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996


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

                   DECEMBER 31, 1997 AND 1996


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

(2)  Summary of Significant Accounting Policies -

     Newly Issued Accounting Standards

       In June, 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" was approved for issuance for fiscal years beginning after December 15, 1997. The Partnership adopted this Statement in the fourth quarter of 1997. The effect of this Statement has been determined that net income/loss for financial statements and comprehensive income/loss is primarily the same in all material respects.

     Financial Statement Presentation

       The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

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

     Statement of Cash Flows

       For purposes of reporting cash flows, cash and cash equivalents may include cash in checking, cash invested in money market accounts, certificates of deposit, federal agency notes and commercial paper with a term of three months or less.

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

     Real Estate

       The Partnership's real estate is leased under triple net leases classified as operating leases. The Partnership recognizes rental revenue on the accrual basis according to the terms of the individual leases. For leases which contain cost of living increases, the increases are recognized in the year in which they are effective.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which was effective for the Partnership's fiscal year ended December 31, 1996. This standard requires the Partnership to compare the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Statement requires the Partnership to recognize an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

       The Partnership accounts for properties owned as tenants-in-common with affiliated Partnerships and/or unrelated third parties using the proportionate consolidation method. Each tenant-in-common owns a separate, undivided interest in the properties. Any tenant-in-common that holds more than a 50% interest does not control decisions over the other tenant-in-common interests. The financial statements reflect only this Partnership's percentage share of the properties' land, building and equipment, liabilities, revenues and expenses.

(3)  Related Party Transactions -

     The Partnership owns a 45% interest in the Rio Bravo restaurant. The remaining interests in this property are owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, and unrelated third parties. The Partnership owns an 80% interest in the Tractor Supply Company store. The remaining interest in this property is owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                      1997           1996

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $  89,979      $  87,152
                                                    =========      =========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees,
  direct administrative costs, outside audit and
  accounting costs, taxes, insurance and other
  property costs.                                  $  13,355      $  15,569
                                                    =========      =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $-0- and $22,020
  for 1997 and 1996, respectively.                 $       0      $ (22,075)
                                                    =========      =========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which have been classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Palm Harbor property which is 5 years and the Tractor Supply Company store which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Palm Harbor Lease has been extended to April 30, 2002. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was completed and acquired in 1985. The Palm Harbor property was completed and acquired in 1986. The Applebee's in Harlingen, Texas and the Tractor Supply Company store in Maryville, Tennessee were completed and acquired in 1995 and 1996, respectively. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 1997 are as follows:

                                       Buildings and              Accumulated
Property                     Land        Equipment      Total     Depreciation

Rio Bravo, St. Paul, MN   $  289,776   $  506,085   $  795,861      $288,271
Jack-In-The-Box,
  Fort Worth, TX             498,862      506,724    1,005,586       267,236
Hops Grill and Bar,
  Palm Harbor, FL            484,570      609,803    1,094,373       321,114
Applebee's, Harlingen, TX    450,395      943,075    1,393,470        76,982
Tractor Supply Company,
   Maryville, TN             153,623      683,435      837,058        46,326
                          -----------  -----------  -----------   -----------
                         $ 1,877,226  $ 3,249,122  $ 5,126,348   $   999,929
                          ===========  ===========  ===========   ===========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(4)  Investments in Real Estate - (Continued)

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1997 are as follows:

                       1998          $   534,010
                       1999              550,822
                       2000              555,233
                       2001              559,756
                       2002              520,622
                       Thereafter      5,080,673
                                      -----------
                                     $ 7,801,116
                                      ===========

     In 1997 and 1996, the Partnership recognized contingent rents of $2,259 and $19,579, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                   1997             1996
    Tenants                       Industry

    Carl Karcher
     Enterprises, Inc.             Restaurant     $ 137,841       $ 135,582
    Hops of Palm Harbor, Inc.      Restaurant        81,824          78,948
    Innovative Restaurant
     Concepts, Inc.                Restaurant        65,711          63,385
    Renaissant Development Corp.   Restaurant       156,400         156,400
    Tractor Supply Company         Retail            90,300          79,402
                                                   ---------       ---------

     Aggregate rent revenue of major tenants      $ 532,076       $ 513,717
                                                   =========       =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                100%            100%
                                                   =========       =========

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(6)  Partners' Capital -

     Cash distributions of $4,025 and $3,898 were made to the General Partners and $396,299 and $375,600 were made to the Limited Partners for the years ended December 31, 1997 and 1996, respectively. The Limited Partners' distributions represent $55.95 and $52.89 per Limited Partnership Unit outstanding using 7,083 and 7,101weighted average Units in 1997 and 1996, respectively. The distributions represent $46.13 and $42.84 per Unit of Net Income and $9.82 and $10.05 per Unit of return of Contributed Capital in 1997 and 1996, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above,  the Partnership distributed $4,223 of proceeds  from
     property  sales  in  1996.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1997 and 1996 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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

     During 1997, one Limited Partner redeemed a total of five Partnership Units for $2,199 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1996, six Limited Partners redeemed a total of 22 Partnership Units for $10,294. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $905.95 per original $1,000 invested.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                             1997          1996

     Net Income For Financial
      Reporting Purposes                  $ 332,237     $ 317,664

     Depreciation for Tax Purposes Over
      Depreciation For Financial
      Reporting Purposes                    (25,844)      (30,831)
                                           ----------    ----------
           Taxable Income to Partners     $ 306,393     $ 286,833
                                           ==========    ==========

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December31:

                                                   1997            1996

     Partners' Capital For
      Financial Reporting Purposes             $ 4,195,490     $ 4,265,776

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                          (181,386)       (155,542)

     Capitalized Start-Up Costs
      Under Section 195                            363,592         363,592

     Amortization of Start-Up and
      Organization Costs                          (389,641)       (389,641)

     Organization and Syndication Costs
      Treated as Reduction of Capital
      For Financial Reporting Purposes           1,004,426       1,004,426
                                                -----------     -----------
           Partners' Capital For
              Tax Reporting Purposes           $ 4,992,481     $ 5,088,611
                                                ===========     ===========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                      1997                      1996
                             Carrying       Fair       Carrying       Fair
                              Amount       Value        Amount        Value

     Cash                  $     171    $     171     $     396    $     396
     Money Market Funds      174,512      174,512       136,745      136,745
                            ---------    ---------     ---------    ---------
      Total Cash and
       Cash Equivalents    $ 174,683    $ 174,683     $ 137,141    $ 137,141
                            =========    =========     =========    =========


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

        Robert P. Johnson, age 53, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until March, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in sixteen other limited partnerships.

        Mark E. Larson, age 45, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until March, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until March, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1998:

     Name and Address                            Number of          Percent
   of Beneficial Owner                           Units Held        of Class

   Net Lease Management 85-A, Inc.                  14.5               *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                                   0               0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson                                      0               0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   * Less than 1%

The persons set forth in the preceding table hold sole voting power and power of disposition with respect to all of the Units set forth opposite their names. The General Partners know of no holders of more than 5% of the outstanding Units.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 on Page 18 and 19, and is incorporated herein by reference, for details of Related Party Transactions.


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

            A.   Exhibits -
                                  Description

                 27   Financial Data Schedule
                      for year ended December 31, 1997.

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


                          AEI REAL ESTATE FUND 85-A
                          Limited Partnership
                          By:  Net  Lease Management  85-A, Inc.
                             Its Managing General Partner


March 9, 1998             By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                            Title                         Date


/s/ Robert P. Johnson   President (Principal Executive Officer)   March 9, 1998
Robert P. Johnson       and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer      March 9, 1998
Mark E. Larson          and Chief Financial Officer
                        (Principal Accounting Officer)