Form 10QSB
period 1998-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1998-05-14
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1998

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of March 31, 1998 and December 31, 1997

          Statements for the Periods ended March 31, 1998 and 1997:

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

                          BALANCE SHEET

              MARCH 31, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                     1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   196,034    $   174,683

INVESTMENTS IN REAL ESTATE:
  Land                                             1,877,226      1,877,226
  Buildings and Equipment                          3,249,122      3,249,122
  Accumulated Depreciation                        (1,025,869)      (999,929)
                                                  -----------    -----------
      Net Investments in Real Estate               4,100,479      4,126,419
                                                  -----------    -----------
          Total Assets                           $ 4,296,513    $ 4,301,102
                                                  ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    13,481    $    12,719
  Distributions Payable                               93,089         92,893
  Unearned Rent                                       20,703              0
                                                  -----------    -----------
      Total Current Liabilities                      127,273        105,612
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (36,406)       (36,144)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 Units outstanding                         4,205,646      4,231,634
                                                  -----------    -----------
     Total Partners' Capital                       4,169,240      4,195,490
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $ 4,296,513    $ 4,301,102
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1998           1997

INCOME:
   Rent                                           $   135,715    $   134,312
   Investment Income                                    1,995          1,511
                                                   -----------    -----------
        Total Income                                  137,710        135,823
                                                   -----------    -----------

EXPENSES:
   Partnership Administration - Affiliates             26,611         20,879
   Partnership Administration and Property
      Management - Unrelated Parties                    6,106          7,547
      Depreciation                                     25,940         25,940
                                                   -----------    -----------
        Total Expenses                                 58,657         54,366
                                                   -----------    -----------

NET INCOME                                        $    79,053    $    81,457
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       791    $       815
   Limited Partners                                    78,262         80,642
                                                   -----------    -----------
                                                  $    79,053    $    81,457
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,080 and 7,085 weighted average Units
  outstanding in 1998 and 1997, respectively)     $     11.05    $     11.38
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                       1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $    79,053    $    81,457

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       25,940         25,940
     Increase in Payable to
        AEI Fund Management, Inc.                          762          9,571
     Increase in Unearned Rent                          20,703          7,525
                                                    -----------    -----------
       Total Adjustments                                47,405         43,036
                                                    -----------    -----------
       Net Cash Provided By
           Operating Activities                        126,458        124,493
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                        196              0
  Distributions to Partners                           (105,303)       (94,849)
                                                    -----------    -----------
       Net Cash Used For
           Financing Activities                       (105,107)       (94,849)
                                                    -----------    -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 21,351         29,644

CASH AND CASH EQUIVALENTS, beginning of period         174,683        137,141
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $   196,034    $   166,785
                                                    ===========    ===========



 The accompanying notes to financial statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (35,441)  $ 4,301,217  $ 4,265,776     7,084.63

  Distributions                   (949)      (93,900)     (94,849)

  Net Income                       815        80,642       81,457
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1997      $ (35,575)  $ 4,287,959  $ 4,252,384     7,084.63
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490     7,079.63

  Distributions                 (1,053)     (104,250)    (105,303)

  Net Income                       791        78,262       79,053
                              ---------   -----------  -----------  -----------
BALANCE, March 31, 1998      $ (36,406)  $ 4,205,646  $ 4,169,240     7,079.63
                              =========   ===========  ===========  ===========




 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1998

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the three months ended March 31, 1998 and 1997,  the
Partnership  recognized rental income of $135,715  and  $134,312,
respectively.   During the same periods, the  Partnership  earned
investment income of $1,995 and $1,511, respectively.

       During the three months ended March 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $26,611 and $20,879, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,106 and $7,547, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1998, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1998, the Partnership's cash balances increased $21,351 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $124,493 in 1997 to $126,458 in 1998.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 5.85% to 6.50%. As a result, distributions during the first three months of 1998 were higher when compared to the same period in 1997.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                           Description

           27    Financial Data Schedule  for  period
                 ended March 31, 1998.

        b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 1998          AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net  Lease Management  85-A, Inc.
                              Its: Managing General Partner



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