Form 10QSB
period 1998-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1998-08-10
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1998

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


                              INDEX




PART I.  Financial Information

  Item 1.  Balance Sheet as of June 30, 1998 and December 31, 1997

           Statements for the Periods ended June 30, 1998 and 1997:

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

                          BALANCE SHEET

               JUNE 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   188,883     $   174,683

INVESTMENTS IN REAL ESTATE:
  Land                                              1,877,226       1,877,226
  Buildings and Equipment                           3,249,122       3,249,122
  Accumulated Depreciation                         (1,051,809)       (999,929)
                                                   -----------     -----------
      Net Investments in Real Estate                4,074,539       4,126,419
                                                   -----------     -----------
          Total Assets                            $ 4,263,422     $ 4,301,102
                                                   ===========     ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    15,060     $    12,719
  Distributions Payable                                93,678          92,893
  Unearned Rent                                         7,670               0
                                                   -----------     -----------
      Total Current Liabilities                       116,408         105,612
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (36,629)        (36,144)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 Units outstanding                          4,183,643       4,231,634
                                                   -----------     -----------
     Total Partners' Capital                        4,147,014       4,195,490
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 4,263,422     $ 4,301,102
                                                   ===========     ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended       Six Months Ended
                                6/30/98     6/30/97     6/30/98     6/30/97

INCOME:
   Rent                        $ 133,502   $ 132,455   $ 269,217   $ 266,767
   Investment Income               1,985       1,866       3,980       3,377
                                ---------   ---------   ---------   ---------
        Total Income             135,487     134,321     273,197     270,144
                                ---------   ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                    23,347      26,992      49,957      47,871
   Partnership Administration
    and Property Management -
    Unrelated Parties              3,123       4,374       9,229      11,921
   Depreciation                   25,939      25,939      51,880      51,879
                                ---------   ---------   ---------   ---------
        Total Expenses            52,409      57,305     111,066     111,671
                                ---------   ---------   ---------   ---------

NET INCOME                     $  83,078   $  77,016   $ 162,131   $ 158,473
                                =========   =========   =========   =========

NET INCOME ALLOCATED:
   General Partners            $     830   $     770   $   1,621   $   1,585
   Limited Partners               82,248      76,246     160,510     156,888
                                ---------   ---------   ---------   ---------
                               $  83,078   $  77,016   $ 162,131   $ 158,473
                                =========   =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,080 and 7,085 weighted average
 Units outstanding in 1998 and 1997,
 respectively)                 $   11.62   $   10.76   $   22.67   $   22.14
                                =========   =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $  162,131     $  158,473

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       51,880         51,879
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        2,341           (564)
     Increase in Unearned Rent                           7,670              0
                                                     ----------     ----------
        Total Adjustments                               61,891         51,315
                                                     ----------     ----------
        Net Cash Provided By
        Operating Activities                           224,022        209,788
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                       785              0
   Distributions to Partners                          (210,607)      (189,697)
                                                     ----------     ----------
        Net Cash Used For
        Financing Activities                          (209,822)      (189,697)
                                                     ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               14,200         20,091

CASH AND CASH EQUIVALENTS, beginning of period         174,683        137,141
                                                     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period            $  188,883     $  157,232
                                                     ==========     ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                      Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996   $ (35,441)  $ 4,301,217  $ 4,265,776     7,084.63

  Distributions                 (1,897)     (187,800)    (189,697)

  Net Income                     1,585       156,888      158,473
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1997       $ (35,753)  $ 4,270,305  $ 4,234,552     7,084.63
                              =========   ===========  ===========  ===========


BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490     7,079.63

  Distributions                 (2,106)     (208,501)    (210,607)

  Net Income                     1,621       160,510      162,131
                              ---------   -----------  -----------  -----------
BALANCE, June 30, 1998       $ (36,629)  $ 4,183,643  $ 4,147,014     7,079.63
                              =========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1998

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For  the  six  months ended June 30, 1998 and  1997,  the
Partnership  recognized rental income of $269,217  and  $266,767,
respectively.   During the same periods, the  Partnership  earned
investment income of $3,980 and $3,377, respectively.

        During the six months ended June 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $49,957 and $47,871, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $9,229 and $11,921, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1998, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 1998, the Partnership's cash balances increased $14,200 as the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $209,788 in 1997 to $224,021 in 1998.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 5.85% to 6.50%. As a result, distributions during the first six months of 1998 were higher when compared to the same period in 1997.

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

        During 1997, one Limited Partner redeemed a total of 5 Partnership Units for $2,199 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash
Flow from operations. In prior years, a total of fifty-two Limited Partners redeemed 415.37 Partnership Units for $313,122. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits -
                         Description

         27    Financial Data Schedule  for  period
               ended June 30, 1998.

      b.   Reports filed on Form 8-K - None.


                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1998         AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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