Form 10QSB
period 1998-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1998-11-10
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1998

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

                          (651) 227-7333
                   (Issuer's telephone number)


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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1998 and  December 31, 1997

         Statements for the Periods ended September 30, 1998 and 1997:

            Income

            Cash Flows

            Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4.Submission of Matters to a Vote of Security  Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                           (Unaudited)

                             ASSETS

                                                       1998            1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   652,836     $   174,683

INVESTMENTS IN REAL ESTATE:
  Land                                              1,741,920       1,877,226
  Buildings and Equipment                           2,965,454       3,249,122
  Accumulated Depreciation                           (949,478)       (999,929)
                                                   -----------     -----------
      Net Investments in Real Estate                3,757,896       4,126,419
                                                   -----------     -----------
          Total Assets                            $ 4,410,732     $ 4,301,102
                                                   ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    47,602     $    12,719
  Distributions Payable                                94,366          92,893
  Unearned Rent                                        10,045               0
                                                   -----------     -----------
      Total Current Liabilities                       152,013         105,612
                                                   -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (35,512)        (36,144)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 Units outstanding                          4,294,231       4,231,634
                                                   -----------     -----------
     Total Partners' Capital                        4,258,719       4,195,490
                                                   -----------     -----------
       Total Liabilities and Partners' Capital    $ 4,410,732     $ 4,301,102
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                  9/30/98      9/30/97     9/30/98     9/30/97

INCOME:
   Rent                          $ 130,745   $ 132,655   $ 399,962   $ 399,422
   Investment Income                 4,099       1,962       8,079       5,339
                                  ---------   ---------   ---------   ---------
        Total Income               134,844     134,617     408,041     404,761
                                  ---------   ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                     21,101      21,348      71,058      69,219
   Partnership Administration
     and Property Management -
     Unrelated Parties               1,631       2,716      10,860      14,637
   Depreciation                     25,263      25,940      77,143      77,819
                                  ---------   ---------   ---------   ---------
        Total Expenses              47,995      50,004     159,061     161,675
                                  ---------   ---------   ---------   ---------

OPERATING INCOME                    86,849      84,613     248,980     243,086

GAIN ON SALE OF REAL ESTATE        130,159           0     130,159           0
                                  ---------   ---------   ---------   ---------
NET INCOME                       $ 217,008   $  84,613   $ 379,139   $ 243,086
                                  =========   =========   =========   =========

NET INCOME ALLOCATED:
   General Partners              $   2,170   $     846   $   3,791   $   2,431
   Limited Partners                214,838      83,767     375,348     240,655
                                  ---------   ---------   ---------   ---------
                                 $ 217,008   $  84,613   $ 379,139   $ 243,086
                                  =========   =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,080 and 7,085 weighted average
 Units outstanding in 1998 and 1997,
 respectively)                   $   30.35   $   11.83   $   53.02   $   33.97
                                  =========   =========   =========   =========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                       1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   379,139    $   243,086

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      77,143         77,819
     Gain of Sale of Real Estate                     (130,159)             0
     Increase in Payable to
        AEI Fund Management, Inc.                      34,883          7,975
     Increase in Unearned Rent                         10,045              0
                                                   -----------    -----------
        Total Adjustments                              (8,088)        85,794
                                                   -----------    -----------
        Net Cash Provided By
        Operating Activities                          371,051        328,880
                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Sale of Real Estate                  421,539              0
                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                    1,473          9,810
   Distributions to Partners                         (315,910)      (294,999)
                                                   -----------    -----------
        Net Cash Used For
        Financing Activities                         (314,437)      (285,189)
                                                   -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             478,153         43,691

CASH AND CASH EQUIVALENTS, beginning of period        174,683        137,141
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $   652,836    $   180,832
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1996   $ (35,441)  $ 4,301,217  $ 4,265,776    7,084.63

  Distributions                 (2,950)     (292,049)    (294,999)

  Net Income                     2,431       240,655      243,086
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1997  $ (35,960)  $ 4,249,823  $ 4,213,863    7,084.63
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490    7,079.63

  Distributions                 (3,159)     (312,751)    (315,910)

  Net Income                     3,791       375,348      379,139
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1998  $ (35,512)  $ 4,294,231  $ 4,258,719    7,079.63
                              =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1998

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     On July 31, 1998, the Partnership sold a 9.1266% interest in the Tractor Supply Company Store to an unrelated third party. The Partnership received net sales proceeds of $133,251 which resulted in a net gain of $44,686. The total cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

     On September 15, 1998, the Partnership sold 18.2904% of its interest in the Rio Bravo restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $288,288 which resulted in a total net gain of $85,473. The total cost and related accumulated depreciation of the interests sold was $323,480 and $120,665, respectively. The majority of the net sale proceeds will be reinvested in additional property.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1998 and 1997, the
Partnership  recognized rental income of $399,962  and  $399,422,
respectively.   During the same periods, the  Partnership  earned
investment income of $8,079 and $5,339, respectively.

        During the nine months ended September 30, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $71,058 and $69,219, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,860 and $14,637, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1998, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 1998, the Partnership's cash balances increased $478,153 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $328,880 in 1997 to $371,051 in 1998 mainly as a result of net timing differences in the collection of payments from the lessees and the payment of expenses.

        Net cash provided by investing activities was $421,539, which represented cash generated from the sale of real estate.

       On July 31, 1998, the Partnership sold a 9.1266% interest in the Tractor Supply Company Store to an unrelated third party. The Partnership received net sales proceeds of $133,251 which resulted in a net gain of $44,686. The total cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

       On September 15, 1998, the Partnership sold 18.2904% of its interest in the Rio Bravo restaurant in two separate transactions to unrelated third parties. The Partnership received total net sale proceeds of $288,288 which resulted in a total net gain of $85,473. The total cost and related accumulated depreciation of the interests sold was $323,480 and $120,665, respectively. The majority of the net sale proceeds will be reinvested in additional property.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 5.85% to 6.50%. As a result, distributions during the first nine months of 1998 were higher when compared to the same period in 1997.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          27    Financial Data Schedule  for  period
                ended September 30, 1998.

        b.   Reports filed on Form 8-K - None.



                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 9, 1998      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net  Lease Management  85-A, Inc.
                              Its: Managing General Partner



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