Form 10KSB
period 1998-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1999-03-26
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1998

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

                         Yes  [X]        No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 1998 were $549,406.

As of February 28, 1999, there were 7,065.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,065,128.

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

        On July 31, 1998, the Partnership sold 9.1266% of its interest in the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $133,251 which resulted in a net gain of $44,686. At the time of sale, the cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

       During 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

        On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837 which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced
$16,981  for  the construction of the property and  was  charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The Partnership has incurred net costs of $1,885 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

Major Tenants

        During 1998, five of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 100% of the Partnership's total rental revenue in 1998. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 1999 and future years. The exceptions are the tenants in the Rio Bravo and Applebee's restaurants will not continue to be major tenants due to property sales in 1998. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1998.

                                        Total Property
                           Purchase       Acquisition                Annual Lease   Annual Rent
Property                     Date            Costs      Lessee          Payment     Per Sq. Ft.
Rio Bravo Restaurant                                  Innovative
 St. Paul, MN                                         Restaurant
 (7.6482%)                  12/13/85   $   135,265    Concepts, Inc.   $  11,168     $ 12.81

Jack-In-The-Box Restaurant                                CKE
 Fort Worth, TX             12/19/85   $ 1,005,586   Restaurants, Inc. $ 135,582     $ 34.71

Hops Grill & Bar Restaurant                            Hops Grill
 Palm Harbor, FL             3/21/86   $ 1,094,373     & Bar, Inc.     $  85,105     $ 16.60

Tractor Supply
Company Store
 Maryville, TN                                        Tractor Supply
 (70.8734%)                  2/14/96   $   741,564     Company, Inc.   $  81,538     $  6.04

Arby's Restaurant
 Hudsonville, MI
 (60%)                                                    RTM
 (land only) (1)            12/17/98   $   198,600   Mid-America, Inc. $  16,881     $  8.51

(1)  Restaurant is under construction as of December 31, 1998.

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Rio Bravo restaurant are owned by unrelated third parties. The remaining interests in the Tractor Supply Company store are owned by AEI Real Estate Fund XV Limited Partnership and an unrelated third party. The remaining interest in the Arby's restaurant is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant which is 5 years and the Tractor Supply Company store which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2002.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

         For tax purposes, the Partnership's properties are depreciated under either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)  or 31.5 years or 40 years (MACRS) depending on  the  date
when  it  was  placed  in  service.   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In
general  the  federal  tax  basis  of  the  properties  for   tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

       During the last five years or since the date of purchase, if purchased after December 31, 1993, all properties were 100 percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
       RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1998, there were 695 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may purchase Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
       RELATED SECURITY HOLDER MATTERS. (Continued)

        Cash distributions of $4,212 and $4,025 were made to the General Partners and $417,001 and $396,299 were made to the Limited Partners in 1998 and 1997, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined. These distributions should not be compared with dividends paid on capital stock by corporations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1998 and 1997, the Partnership recognized rental income of $532,564 and $532,076, respectively. During the same periods, the Partnership earned investment income of $16,842 and $7,253, respectively. The increase in investment income earned was due to interest earned on the cash generated from the sale of property.

        During the years ended December 31, 1998 and 1997, the Partnership paid Partnership administration expenses to affiliated parties of $92,895 and $89,979, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $10,768 and $13,355, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1998, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and has replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The Partnership intends to monitor and communicate with tenants regarding Year 2000 compliance, although there can be no assurance that the systems of the various tenants will be Year
2000 compliant.

Liquidity and Capital Resources

        During 1998, the Partnership's cash balances increased $2,397,566 mainly as a result of cash generated from the sale of property. Net cash provided by operating activities increased from $431,734 in 1997 to $456,896 in 1998 as a result of an increase in income in 1998 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998, the Partnership generated cash flow from the sale of real estate of $2,577,877. During the same period, the Partnership expended $217,466 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

        On July 31, 1998, the Partnership sold 9.1266% of its interest in the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $133,251 which resulted in a net gain of $44,686. At the time of sale, the cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

       During 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

        On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837 which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced
$16,981  for  the construction of the property and  was  charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The Partnership has incurred net costs of $1,885 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. Effective July 1, 1997, the Partnership's distribution rate was increased from 5.85% to 6.50%. As a result, distributions during 1998 were higher when compared to 1997.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         The foregoing Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the
Partnership's financial condition and results of operations, including the following:

    <BULLET>  Market  and economic conditions which  affect
              the value of the properties the Partnership owns and the cash from rental income such properties generate;

    <BULLET>  the federal income tax consequences of rental
              income, deductions, gain on sales and other items and the affects of these consequences for investors;

    <BULLET>  resolution  by  the  General   Partners   of
              conflicts with which they may be confronted;

    <BULLET>  the  success  of  the  General  Partners   of
              locating   properties   with  favorable   risk   return
              characteristics;

    <BULLET>  the effect of tenant defaults; and

    <BULLET>  the condition of the industries in which  the
              tenants of properties owned by the Partnership operate.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1998 and 1997

Statements for the Years Ended December 31, 1998 and 1997:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota





      We have audited the accompanying balance sheet of AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP (a Minnesota limited partnership) as of December 31, 1998 and 1997 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                            /s/ Boulay, Heutmaker, Zibell & Co. P.L.L.P.
Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 27, 1999                Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS


                                                      1998           1997

CURRENT ASSETS:
  Cash and Cash Equivalents                       $ 2,572,249   $   174,683
  Receivables                                          12,721             0
                                                   -----------   -----------
          Total Current Assets                      2,584,970       174,683
                                                   -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,367,380     1,877,226
  Buildings and Equipment                           1,808,008     3,249,122
  Construction in Progress                             16,981             0
  Property Acquisition Costs                            1,885             0
  Accumulated Depreciation                           (731,538)     (999,929)
                                                   -----------   -----------
      Net Investments in Real Estate                2,462,716     4,126,419
                                                   -----------   -----------
        Total Assets                              $ 5,047,686   $ 4,301,102
                                                   ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    36,593   $    12,719
  Distributions Payable                                94,365        92,893
                                                   -----------   -----------
      Total Current Liabilities                       130,958       105,612
                                                   -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (28,931)      (36,144)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding in 1998 and 1997               4,945,659     4,231,634
                                                   -----------   -----------
      Total Partners' Capital                       4,916,728     4,195,490
                                                   -----------   -----------
        Total Liabilities and Partners' Capital   $ 5,047,686   $ 4,301,102
                                                   ===========   ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    1998            1997

INCOME:
  Rent                                         $   532,564      $   532,076
  Investment Income                                 16,842            7,253
                                                -----------      -----------
      Total Income                                 549,406          539,329
                                                -----------      -----------

EXPENSES:
  Partnership Administration - Affiliates           92,895           89,979
  Partnership Administration and Property
    Management - Unrelated Parties                  10,768           13,355
  Depreciation                                     100,455          103,758
                                                -----------      -----------
      Total Expenses                               204,118          207,092
                                                -----------      -----------

OPERATING INCOME                                   345,288          332,237

GAIN ON SALE OF REAL ESTATE                        797,163                0
                                                -----------      -----------
NET INCOME                                     $ 1,142,451      $   332,237
                                                ===========      ===========

NET INCOME ALLOCATED:
  General Partners                             $    11,425      $     3,322
  Limited Partners                               1,131,026          328,915
                                                -----------      -----------
                                               $ 1,142,451      $   332,237
                                                ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,080 and 7,083 weighted average Units outstanding
in 1998 and 1997, respectively)                $    159.75      $     46.44
                                                ===========      ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $ 1,142,451    $   332,237

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      100,455        103,758
     Gain on Sale of Real Estate                      (797,163)             0
     Increase in Receivables                           (12,721)             0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       23,874         (4,261)
                                                    -----------    -----------
       Total Adjustments                              (685,555)        99,497
                                                    -----------    -----------
       Net Cash Provided By
           Operating Activities                        456,896        431,734
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                          (217,466)             0
  Proceeds from Sale of Real Estate                  2,577,877              0
                                                    -----------    -----------
       Net Cash Provided By
           Investing Activities                      2,360,411              0
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                      1,472          8,331
  Distributions to Partners                           (421,213)      (400,302)
  Redemption Payments                                        0         (2,221)
                                                    -----------    -----------
       Net Cash Used For
           Financing Activities                       (419,741)      (394,192)
                                                    -----------    ----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                             2,397,566         37,542

CASH AND CASH EQUIVALENTS, beginning of period         174,683        137,141
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,572,249    $   174,683
                                                    ===========    ===========


 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                               General      Limited                   Units
                               Partners     Partners     Total     Outstanding


BALANCE, December 31, 1996  $ (35,441)   $ 4,301,217   $ 4,265,776    7,084.63

  Distributions                (4,003)      (396,299)     (400,302)

  Redemption Payments             (22)        (2,199)       (2,221)      (5.00)

  Net Income                    3,322        328,915       332,237
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1997    (36,144)     4,231,634     4,195,490    7,079.63

  Distributions                (4,212)      (417,001)     (421,213)

  Net Income                   11,425      1,131,026     1,142,451
                             ---------    -----------   -----------  ----------
BALANCE, December 31, 1998  $ (28,931)   $ 4,945,659   $ 4,916,728    7,079.63
                             =========    ===========   ===========  ==========



 The accompanying notes to financial statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997


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

                   DECEMBER 31, 1998 AND 1997


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

                   DECEMBER 31, 1998 AND 1997

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

                   DECEMBER 31, 1998 AND 1997

(2)  Summary of Significant Accounting Policies - (Continued)

       Real estate is recorded at the lower of cost or estimated net realizable value. The Partnership compares the carrying amount of its properties to the estimated future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the property, the Partnership recognizes an impairment loss by the amount by which the carrying amount of the property exceeds the fair value of the property.

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

(3)  Related Party Transactions -

     As of December 31, 1998, the Partnership owns a 7.6482% interest in the Rio Bravo restaurant. The remaining interests in this property are owned by unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 55% interest in this property until the interest was sold in a series of transactions in 1997 and 1998. As of December 31, 1998, the Partnership owns a 70.8734% interest in the Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership and an unrelated third party. The Partnership owns a 60% interest in the Arby's restaurant. The remaining interest in this property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:


                                        Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                     1998        1997

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $  92,895    $  89,979
                                                  ========     ========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses
  included printing costs, interest, legal
  and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.            $  10,768    $  13,355
                                                  ========     ========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership
  from the lessees in the amount of $13,292
  for 1998.                                      $   1,885    $       0
                                                  ========     ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which have been classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant which is 5 years and the Tractor Supply Company store which is 14 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2002. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was constructed and
     acquired  in  1985.   The Hops Grill &  Bar  restaurant  was
     constructed and acquired in 1986. The Tractor Supply Company store was constructed and acquired in 1996. The land for the Arby's restaurant was acquired in 1998 and construction of the restaurant will be completed in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 1998 are as follows:

                                        Buildings and              Accumulated
Property                         Land     Equipment      Total     Depreciation

Rio Bravo, St. Paul, MN   $    49,251  $    86,014   $   135,265   $   51,059
Jack-In-The-Box,
 Fort Worth, TX               498,862      506,724     1,005,586      280,580
Hops Grill & Bar,
 Palm Harbor, FL              484,570      609,803     1,094,373      336,969
Tractor Supply Company,
 Maryville, TN                136,097      605,467       741,564       62,930
Arby's Restaurant,
 Hudsonville, MI              198,600            0       198,600            0
                           -----------  -----------   -----------   -----------
                          $ 1,367,380  $ 1,808,008   $ 3,175,388   $  731,538
                           ===========  ===========   ===========   ===========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(4)  Investments in Real Estate - (Continued)

     On July 31, 1998, the Partnership sold 9.1266% of its interest in the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $133,251 which resulted in a net gain of $44,686. At the time of the sale, the cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

     During 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

     On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837 which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

     On  December  17,  1998,  the Partnership  purchased  a  60%
     interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through December 31, 1998, the Partnership had advanced $16,981 for the construction of the property and was charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The Partnership has incurred net costs of $1,885 related to the acquisition of the property. The costs have been capitalized and will be allocated to land, building and equipment.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1998 are as follows:

                       1999          $   331,976
                       2000              336,151
                       2001              340,433
                       2002              282,087
                       2003              252,749
                       Thereafter      1,284,631
                                      -----------
                                     $ 2,828,027
                                      ===========

     In 1998 and 1997, the Partnership recognized contingent rents of $14,896 and $2,259, respectively.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        1998         1997
      Tenants                         Industry

     Renaissant Development Corp.  Restaurant       $  155,979    $  156,400
     CKE Restaurants, Inc.         Restaurant          150,478       137,841
     Tractor Supply Company, Inc.  Retail               87,345        90,300
     Hops Grill & Bar, Inc.        Restaurant           84,279        81,824
     Innovative Restaurant
        Concepts, Inc.             Restaurant           53,802        65,711
                                                     ----------    ----------

     Aggregate rent revenue of major tenants        $  531,883    $  532,076
                                                     ==========    ==========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                   100%          100%
                                                     ==========    ==========

(6) Partners' Capital-

     Cash distributions of $4,212 and $4,025 were made to the General Partners and $417,001 and $396,299 were made to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. The Limited Partners' distributions represent $58.90 and $55.95 per Limited Partnership Unit outstanding using 7,080 and 7,083 weighted average Units in 1998 and 1997, respectively. The distributions represent $58.90 and $46.13 per Unit of Net Income and $-0- and $9.82 per Unit of return of contributed capital in 1998 and 1997, respectively.

     Distributions of Net Cash Flow to the General Partners during 1998 and 1997 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(6) Partners' Capital- (Continued)

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

     During 1998, the Partnership did not redeem any Units from the Limited Partners. In 1997, one Limited Partner redeemed a total of 5 Partnership Units for $2,199. The Partnership acquired these Units using Net Cash Flow from operations. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                    1998          1997

     Net Income For Financial
      Reporting Purposes                         $1,142,451     $  332,237

     Depreciation for Tax Purposes
      Over Depreciation For Financial
      Reporting Purposes                            (10,467)       (25,844)

     Gain on Sale of Real Estate For
      Tax Purposes Over Gain For
      Financial Reporting Purposes                   52,969              0
                                                  ----------     ----------
           Taxable Income to Partners            $1,184,953     $  306,393
                                                  ==========     ==========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                   1998         1997

     Partners' Capital For
      Financial Reporting Purposes              $4,916,728    $4,195,490

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                          (138,883)     (181,386)

     Syndication Costs Treated as
      Reduction of Capital For
      Financial Reporting Purposes                 978,377       978,377
                                                 ----------    ----------
           Partners' Capital For
              Tax Reporting Purposes            $5,756,222    $4,992,481
                                                 ==========    ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                        1998                    1997
                               Carrying       Fair      Carrying     Fair
                                Amount        Value      Amount      Value

     Cash                   $      317   $      317    $     171   $     171
     Money Market Funds      2,571,932    2,571,932      174,512     174,512
                             ----------   ----------    ---------   ---------
        Total Cash and
           Cash Equivalents $2,572,249   $2,572,249    $ 174,683   $ 174,683
                             ==========   ==========    =========   =========


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

        Robert P. Johnson, age 54, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until December, 1999. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in seventeen other limited partnerships.

        Mark E. Larson, age 46, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 1999. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 1999. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 1999:

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


                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

            A.   Exhibits -
                                Description

               10.1  Purchase Agreement dated September  9,
                     1998  between  the Partnership  and  Tom  S.
                     Obata,   Trustee  of  That  Certain  "Living
                     Trust"  relating to the property at  389  N.
                     Hamline Avenue, St. Paul, Minnesota.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

            A. Exhibits -
                                Description

               10.2  Purchase Agreement dated September  10,
                     1998  between the Partnership  and  Jack  S.
                     Obata and Atsuko Obata, Trustee of the  Jack
                     S.  and  Atsuko Obata Revocable Trust  dated
                     12/30/74 relating to the property at 389  N.
                     Hamline Avenue, St. Paul, Minnesota.

               10.3  Property    Co-Tenancy    Ownership
                     Agreement dated September 16, 1998 between the Partnership and Tom S. Obata, Trustee of That Certain "Living Trust" relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota.

               10.4  Property    Co-Tenancy    Ownership
                     Agreement  dated September 16, 1998  between
                     the   Partnership  and  Jack  S.  Obata  and
                     Atsuko  Obata, Trustee of the  Jack  S.  and
                     Atsuko Obata Revocable Trust dated 12/30/74 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota.

               10.5  Purchase  Agreement  dated
                     October 27, 1998 between the Partnership and Jean Ann Morrison, Trustee of The Jean Morrison Trust, dated 4/26/85 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota.

               10.6  Property    Co-Tenancy
                     Ownership Agreement dated October  29,  1998
                     between   the  Partnership  and   Jean   Ann
                     Morrison,  Trustee  of  The  Jean   Morrison
                     Trust,   dated  4/26/85  relating   to   the
                     property  at  389  N.  Hamline  Avenue,  St.
                     Paul, Minnesota.

               10.7  Purchase Agreement dated November  10,
                     1998  between the Partnership and Renaissant
                     Development  Corporation  relating  to   the
                     property  at  1519  W. Harrison,  Harlingen,
                     Texas  (incorporated by reference to Exhibit
                     10.1  of  Form 8-K filed with the Commission
                     on January 5, 1999).

               10.8  Purchase  Agreement  dated
                     November  19,  1998 between the  Partnership
                     and  Joan G. Cairns relating to the property
                     at   389   N.  Hamline  Avenue,  St.   Paul,
                     Minnesota.

               10.9  Property    Co-Tenancy
                     Ownership Agreement dated November 25,  1998
                     between the Partnership and Joan G. Cairns relating to the property at 389 N. Hamline
                     Avenue, St. Paul, Minnesota.

              10.10  Development  Financing
                     Agreement dated December 17, 1998 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

            A. Exhibits -
                              Description

              10.11  Net  Lease  Agreement
                     dated   December   17,  1998   between   the
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited  Partnership  and  RTM   Mid-
                     America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan.

                27   Financial Data Schedule for
                     year ended December 31, 1998.

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

                            AEI REAL ESTATE FUND 85-A
                            Limited Partnership
                            By: Net Lease Management 85-A, Inc.
                            Its Managing General Partner


March 12, 1999              By: /s/ Robert P. Johnson
                                    Robert P. Johnson, President and Director
                                    (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                    Title                        Date


/s/ Robert P. Johnson   President (Principal Executive Officer)  March 12, 1999
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer      March 12, 1999
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)