Form 10QSB
period 1999-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1999-05-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 1999

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

                        Yes              No   [X]




          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP


                              INDEX




PART I. Financial Information

 Item 1.Balance Sheet as of March 31, 1999 and December  31, 1998

         Statements for the Periods ended March 31, 1999 and 1998:

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

                          BALANCE SHEET

              MARCH 31, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                       1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                        $ 2,545,929   $ 2,572,249
  Receivables                                            5,316        12,721
                                                    -----------   -----------
          Total Current Assets                       2,551,245     2,584,970
                                                    -----------   -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               1,367,380     1,367,380
  Buildings and Equipment                            1,808,008     1,808,008
  Construction in Progress                              16,981        16,981
  Property Acquisition Costs                            18,542         1,885
  Accumulated Depreciation                            (744,826)     (731,538)
                                                    -----------   -----------
      Net Investments in Real Estate                 2,466,085     2,462,716
                                                    -----------   -----------
          Total Assets                             $ 5,017,330   $ 5,047,686
                                                    ===========   ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.             $    41,737   $    36,593
  Distributions Payable                                347,098        94,365
  Unearned Rent                                          7,856             0
                                                    -----------   -----------
      Total Current Liabilities                        396,691       130,958
                                                    -----------   -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                     (31,892)      (28,931)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                                 4,652,531     4,945,659
                                                    -----------   -----------
      Total Partners' Capital                        4,620,639     4,916,728
                                                    -----------   -----------
         Total Liabilities and Partners' Capital   $ 5,017,330   $ 5,047,686
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                       1999           1998

INCOME:
   Rent                                           $    82,699    $   135,715
   Investment Income                                   27,622          1,995
                                                   -----------    -----------
        Total Income                                  110,321        137,710
                                                   -----------    -----------

EXPENSES:
   Partnership  Administration  -  Affiliates          27,623         26,611
   Partnership Administration and Property
      Management - Unrelated Parties                    7,494          6,106
      Depreciation                                     13,288         25,940
                                                   -----------    -----------
        Total Expenses                                 48,405         58,657
                                                   -----------    -----------

NET INCOME                                        $    61,916    $    79,053
                                                   ===========    ===========

NET INCOME ALLOCATED:
   General Partners                               $       619    $       791
   Limited Partners                                    61,297         78,262
                                                   -----------    -----------
                                                  $    61,916    $    79,053
                                                   ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (7,080 weighted average Units
   outstanding in 1999 and 1998)                  $      8.66    $     11.05
                                                   ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $    61,916   $    79,053

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       13,288        25,940
     Decrease in Receivable                              7,405             0
     Increase in Payable to
        AEI Fund Management, Inc.                        5,144           762
     Increase in Unearned Rent                           7,856        20,703
                                                    -----------   -----------
       Total Adjustments                                33,693        47,405
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                         95,609       126,458
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                           (16,657)            0
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                    252,733           196
  Distributions to Partners                           (358,005)     (105,303)
                                                    -----------   -----------
       Net Cash Used For
           Financing Activities                       (105,272)     (105,107)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (26,320)       21,351

CASH AND CASH EQUIVALENTS, beginning of period       2,572,249       174,683
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,545,929   $   196,034
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners     Total     Outstanding


BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490    7,079.63

  Distributions                 (1,053)     (104,250)    (105,303)

  Net Income                       791        78,262       79,053
                              ---------   -----------  -----------  ----------
BALANCE, March 31, 1998      $ (36,406)  $ 4,205,646  $ 4,169,240    7,079.63
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1998   $ (28,931)  $ 4,945,659  $ 4,916,728    7,079.63

  Distributions                 (3,580)     (354,425)    (358,005)

  Net Income                       619        61,297       61,916
                              ---------   -----------  -----------  ----------
BALANCE, March 31, 1999      $ (31,892)  $ 4,652,531  $ 4,620,639    7,079.63
                              =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 1999

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

     In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds will be reinvested in additional property.

     On  December  17,  1998,  the Partnership  purchased  a  60%
     interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through March 31, 1999, the Partnership had advanced $16,981 for the construction of the property and was charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

     During 1998 and the first three months of 1999, the Partnership incurred net costs of $18,542 related to the review of potential property acquisitions. The costs have been capitalized and will be allocated to property acquisitions in future periods.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 1999 and 1998, the Partnership recognized rental income of $82,699 and $135,715, respectively. During the same periods, the Partnership earned investment income of $27,622 and $1,995, respectively. In 1999, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquisition in 1998 and additional investment income earned on the net proceeds from the property sales.

       During the three months ended March 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $27,623 and $26,611, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,494 and $6,106, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 1999, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the three months ended March 31, 1999, the Partnership's cash balances decreased $26,320 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $126,458 in 1998 to $95,609 in 1999 mainly as a result of a decrease in total income in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership expended $16,657 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

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

        In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds will be reinvested in additional property.

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through March 31, 1999, the Partnership had advanced
$16,981 for the construction of the property and was charging interest on the advance at a rate of 8.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

        During 1998 and the first three months of 1999, the Partnership incurred net costs of $18,542 related to the review of potential property acquisitions. The costs have been capitalized and will be allocated to property acquisitions in future periods.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. In the first three months of 1999, distributions were higher when compared to the same period in 1998, due to the distribution of sale proceeds in March, 1999.

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

        During 1999 and 1998, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for
$315,321.    The  redemptions  increase  the  remaining   Limited
Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.


                   PART II - OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                          Description

          27    Financial Data Schedule  for  period
                ended March 31, 1999.

       b. Reports filed on Form 8-K  - During the quarter ended March 31,
                                       1999, the Partnership filed a Form
                                       8-K dated January 5, 1999, reporting
                                       the disposition of the Applebee's in
                                       Harlingen, Texas.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 7, 1999           AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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