Form 10QSB
period 1999-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1999-08-12
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 1999

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


                              INDEX




PART I.  Financial Information

 Item 1.  Balance Sheet as of June 30, 1999 and December 31, 1998

          Statements for the Periods ended June 30, 1999 and 1998:

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

                          BALANCE SHEET

               JUNE 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                    1999           1998

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 1,853,278     $ 2,572,249
  Receivables                                         8,182          12,721
                                                 -----------     -----------
      Total Current Assets                        1,861,460       2,584,970
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,367,380       1,367,380
  Buildings and Equipment                         1,808,008       1,808,008
  Construction in Progress                          392,671          16,981
  Property Acquisition Costs                         45,072           1,885
  Accumulated Depreciation                         (758,114)       (731,538)
                                                 -----------     -----------
      Net Investments in Real Estate              2,855,017       2,462,716
                                                 -----------     -----------
        Total Assets                            $ 4,716,477     $ 5,047,686
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    29,973     $    36,593
  Distributions Payable                              90,723          94,365
  Unearned Rent                                       6,926               0
                                                 -----------     -----------
      Total Current Liabilities                     127,622         130,958
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (32,210)        (28,931)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                              4,621,065       4,945,659
                                                 -----------     -----------
     Total Partners' Capital                      4,588,855       4,916,728
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $ 4,716,477     $ 5,047,686
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                 Three Months Ended         Six Months Ended
                               6/30/99       6/30/98     6/30/99      6/30/98

INCOME:
   Rent                       $ 82,663      $133,502    $165,362     $269,217
   Investment Income            26,903         1,985      54,525        3,980
                               --------      --------    --------     --------
        Total Income           109,566       135,487     219,887      273,197
                               --------      --------    --------     --------

EXPENSES:
   Partnership Administration -
     Affiliates                 22,790        23,347      50,413       49,957
   Partnership Administration
     and Property Management -
     Unrelated Parties           4,085         3,123      11,579        9,229
   Depreciation                 13,288        25,939      26,576       51,880
                               --------      --------    --------     --------
        Total Expenses          40,163        52,409      88,568      111,066
                               --------      --------    --------     --------

NET INCOME                    $ 69,403      $ 83,078    $131,319     $162,131
                               ========      ========    ========     ========

NET INCOME ALLOCATED:
   General Partners           $    694      $    830    $  1,313     $  1,621
   Limited Partners             68,709        82,248     130,006      160,510
                               --------      --------    --------     --------
                              $ 69,403      $ 83,078    $131,319     $162,131
                               ========      ========    ========     ========

NET INCOME PER
  LIMITED PARTNERSHIP UNIT
  (7,080 and 7,080 weighted
  average Units outstanding
  in 1999 and 1998)           $   9.70      $  11.62    $  18.36     $  22.67
                               ========      ========    ========     ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                      $   131,319    $   162,131

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       26,576         51,880
     Decrease in Receivable                              4,539              0
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                       (6,620)         2,341
     Increase in Unearned Rent                           6,926          7,670
                                                    -----------    -----------
        Total Adjustments                               31,421         61,891
                                                    -----------    -----------
        Net Cash Provided By
        Operating Activities                           162,740        224,022
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (418,877)             0
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable         (3,642)           785
   Distributions to Partners                          (459,192)      (210,607)
                                                    -----------    -----------
        Net Cash Used For
        Financing Activities                          (462,834)      (209,822)
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (718,971)        14,200

CASH AND CASH EQUIVALENTS, beginning of period       2,572,249        174,683
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,853,278    $   188,883
                                                    ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                               General       Limited                  Units
                               Partners      Partners     Total    Outstanding


BALANCE, December 31, 1997  $ (36,144)   $ 4,231,634   $ 4,195,490    7,079.63

  Distributions                (2,106)      (208,501)     (210,607)

  Net Income                    1,621        160,510       162,131
                             ---------    -----------   -----------  ----------
BALANCE, June 30, 1998      $ (36,629)   $ 4,183,643   $ 4,147,014    7,079.63
                             =========    ===========   ===========  ==========


BALANCE, December 31, 1998  $ (28,931)   $ 4,945,659   $ 4,916,728    7,079.63

  Distributions                (4,592)      (454,600)     (459,192)

  Net Income                    1,313        130,006       131,319
                             ---------    -----------   -----------  ----------
BALANCE, June 30, 1999      $ (32,210)   $ 4,621,065   $ 4,588,855    7,079.63
                             =========    ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1999

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

     During the third and fourth quarters of 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

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

     On  December  17,  1998,  the Partnership  purchased  a  60%
     interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through June 30, 1999, the Partnership had advanced $392,671 for the construction of the property and was charging interest on the advance at a rate of 6.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

     In July, 1999, the Partnership entered into an agreement to purchase a Marie CallenderOs restaurant in Gresham, Oregon. The purchase price will be approximately $1,620,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $152,000.

     During 1998 and the first six months of 1999, the Partnership incurred net costs of $45,072 related to the review of potential property acquisitions. The costs have been capitalized and will be allocated to property acquisitions in future periods.


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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 1999 and 1998, the Partnership recognized rental income of $165,362 and $269,217, respectively. During the same periods, the Partnership earned investment income of $54,525 and $3,980, respectively. In 1999, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from one property acquired in 1998 and additional investment income earned on the net proceeds from the property sales.

        During the six months ended June 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $50,413 and $49,957, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,579 and $9,229, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 1999, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

         During the six months ended June 30, 1999, the Partnership's cash balances decreased $718,971 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $224,022 in 1998 to $162,740 in 1999 mainly as a result of a decrease in total income in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 1999, the Partnership expended $418,877 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        On July 31, 1998, the Partnership sold 9.1266% of its interest in the Tractor Supply Company store to an unrelated third party. The Partnership received net sale proceeds of $133,251 which resulted in a net gain of $44,686. At the time of sale, the cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

        During the third and fourth quarters of 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to RTM for the construction of an Arby's restaurant on the site. Through June 30, 1999, the Partnership had advanced $392,671 for the construction of the property and was charging interest on the advance at a rate of 6.75%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $714,600. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $46,000. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

        In July, 1999, the Partnership entered into an agreement to purchase a Marie CallenderOs restaurant in Gresham, Oregon. The purchase price will be approximately $1,620,000. The property will be leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $157,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. In the first six months of 1999, distributions were higher when compared to the same period in 1998, due to the distribution of sale proceeds in March, 1999.

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

       None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                              Description

           10.1  Sale  and  Purchase  Agreement   and
                 Escrow  Instructions dated  June  2,  1999
                 between  AEI  Fund  Management,  Inc.  and
                 Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside
                 Street, Gresham, Oregon.

           10.2  First Amendment to Sale and Purchase
                 Agreement  and  Escrow Instructions  dated
                 July  8, 1999 between AEI Fund Management,
                 Inc.  and Marie Callender Pie Shops,  Inc.
                 relating  to  the  property  at  305  N.E.
                 Burnside Street, Gresham, Oregon.

           10.3  Assignment  of  Purchase  and  Sale
                 Agreement  and  Escrow Instructions  dated
                 July  23,  1999  between the  Partnership,
                 AEI  Income  &  Growth Fund  XXII  Limited
                 Partnership and AEI Fund Management,  Inc.
                 and   Marie  Callender  Pie  Shops,   Inc.
                 relating  to  the  property  at  305  N.E.
                 Burnside Street, Gresham, Oregon.

           27    Financial Data Schedule  for  period
                 ended June 30, 1999.

        b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 30, 1999         AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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