Form 10QSB
period 1999-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 1999-11-12
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 1999

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 1999 and December 31, 1998

          Statements for the Periods ended September 30, 1999 and 1998:

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

                          BALANCE SHEET

            SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                           (Unaudited)

                             ASSETS

                                                    1999            1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   199,208      $ 2,572,249
  Receivables                                            0           12,721
                                                -----------      -----------
          Total Current Assets                     199,208        2,584,970
                                                -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,899,582        1,367,380
  Buildings and Equipment                        3,360,494        1,808,008
  Construction in Progress                               0           16,981
  Property Acquisition Costs                             0            1,885
  Accumulated Depreciation                        (772,856)        (731,538)
                                                -----------      -----------
      Net Investments in Real Estate             4,487,220        2,462,716
                                                -----------      -----------
          Total Assets                         $ 4,686,428      $ 5,047,686
                                                ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $    36,705      $    36,593
  Distributions Payable                             90,723           94,365
                                                -----------      -----------
      Total Current Liabilities                    127,428          130,958
                                                -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (32,509)         (28,931)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                             4,591,509        4,945,659
                                                -----------      -----------
     Total Partners' Capital                     4,559,000        4,916,728
                                                -----------      -----------
      Total Liabilities and Partners' Capital  $ 4,686,428      $ 5,047,686
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                9/30/99       9/30/98    9/30/99      9/30/98

INCOME:
   Rent                       $  86,257    $ 130,745    $ 251,619   $ 399,962
   Investment Income             25,755        4,099       80,280       8,079
                               ---------    ---------    ---------   ---------
        Total Income            112,012      134,844      331,899     408,041
                               ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                   23,751       21,101       74,164      71,058
   Partnership Administration
    and Property Management -
    Unrelated Parties             2,187        1,631       13,766      10,860
   Depreciation                  14,742       25,263       41,318      77,143
                               ---------    ---------    ---------   ---------
        Total Expenses           40,680       47,995      129,248     159,061
                               ---------    ---------    ---------   ---------

OPERATING INCOME                 71,332       86,849      202,651     248,980

GAIN ON SALE OF REAL ESTATE           0      130,159            0     130,159
                               ---------    ---------    ---------   ---------
NET INCOME                    $  71,332    $ 217,008    $ 202,651   $ 379,139
                               =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $     713    $   2,170    $   2,026   $   3,791
   Limited Partners              70,619      214,838      200,625     375,348
                               ---------    ---------    ---------   ---------
                              $  71,332    $ 217,008    $ 202,651   $ 379,139
                               =========    =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,080 weighted average
 Units outstanding in 1999
 and 1998)                    $    9.98    $   30.35    $   28.34   $   53.02
                               =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                     1999             1998

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                    $   202,651      $   379,139

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                     41,318           77,143
     Gain of Sale of Real Estate                           0         (130,159)
     Decrease in Receivables                          12,721                0
     Increase in Payable to
        AEI Fund Management, Inc.                        112           34,883
     Increase in Unearned Rent                             0           10,045
                                                  -----------      -----------
        Total Adjustments                             54,151           (8,088)
                                                  -----------      -----------
        Net Cash Provided By
        Operating Activities                         256,802          371,051
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                     (2,065,822)               0
   Proceeds from Sale of Real Estate                       0          421,539
                                                  -----------      -----------
        Net Cash Provided By (Used For)
          Investing Activities                    (2,065,822)         421,539
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable       (3,642)           1,473
   Distributions to Partners                        (560,379)        (315,910)
                                                  -----------      -----------
        Net Cash Used For
        Financing Activities                        (564,021)        (314,437)
                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             (2,373,041)         478,153

CASH AND CASH EQUIVALENTS, beginning of period     2,572,249          174,683
                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, end of period         $   199,208      $   652,836
                                                  ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 1997   $(36,144)   $ 4,231,634  $ 4,195,490    7,079.63

  Distributions                (3,159)      (312,751)    (315,910)

  Net Income                    3,791        375,348      379,139
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1998  $(35,512)   $ 4,294,231  $ 4,258,719    7,079.63
                              =========   ===========  ===========  ==========


BALANCE, December 31, 1998   $(28,931)   $ 4,945,659  $ 4,916,728    7,079.63

  Distributions                (5,604)      (554,775)    (560,379)

  Net Income                    2,026        200,625      202,651
                              ---------   -----------  -----------  ----------
BALANCE, September 30, 1999  $(32,509)   $ 4,591,509  $ 4,559,000    7,079.63
                              =========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1999

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

     During the third and fourth quarters of 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively. For the three months ended September 30, 1998, the net gain was $85,473.

     On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837 which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

     In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional property.

     On  December  17,  1998,  the Partnership  purchased  a  60%
     interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a variable rate. On September 3, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $42,456. The Partnership's share of the total acquisition costs, including the cost of the land was $666,755. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

     On September 28, 1999, the Partnership purchased a Marie Callender's restaurant in Gresham, Oregon for $1,616,533. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $152,000.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 1999 and 1998, the Partnership recognized rental income of $251,619 and $399,962, respectively. During the same periods, the Partnership earned investment income of $80,280 and $8,079, respectively. In 1999, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 1998 and 1999 and additional investment income earned on the net proceeds from the property sales.

        During the nine months ended September 30, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $74,164 and $71,058, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,766 and $10,860, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 1999, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

        During the nine months ended September 30, 1999, the Partnership's cash balances decreased $2,373,041 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $371,051 in 1998 to $256,802 in 1999 mainly as a result of a decrease in total income in 1999.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 1998, the Partnership generated cash flow from the sale of real estate of $421,539. During the nine months ended September 30, 1999, the Partnership expended $2,065,822 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

       On July 31, 1998, the Partnership sold 9.1266% of its interest in the Tractor Supply Company Store to an unrelated third party. The Partnership received net sales proceeds of $133,251 which resulted in a net gain of $44,686. The total cost and related accumulated depreciation of the interest sold was $95,494 and $6,929, respectively.

        During the third and fourth quarters of 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789 which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively. For the three months ended September 30, 1998, the net gain was $85,473.

        On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837 which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

        In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional property.

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a variable rate. On September 3, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $42,456. The Partnership's share of the total acquisition costs, including the cost of the land was $666,755. The remaining interest in the property is owned by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On September 28, 1999, the Partnership purchased a Marie Callender's restaurant in Gresham, Oregon for $1,616,533. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $152,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. In the first nine months of 1999, distributions were higher when compared to the same period in 1998, due to the distribution of sale proceeds in March, 1999.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                           Description

          10.1  Sale  and  Purchase  Agreement   and
                Escrow  Instructions dated  June  2,  1999
                between  AEI  Fund  Management,  Inc.  and
                Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside
                Street, Gresham, Oregon (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed with the Commission on July 30,
                1999).

          10.2  First Amendment to Sale and Purchase
                Agreement  and  Escrow Instructions  dated
                July  8, 1999 between AEI Fund Management,
                Inc.  and Marie Callender Pie Shops,  Inc.
                relating  to  the  property  at  305  N.E.
                Burnside    Street,    Gresham,     Oregon
                (incorporated  by  reference  to   Exhibit
                10.2   of  Form  10-QSB  filed  with   the
                Commission on July 30, 1999).

          10.3  Assignment  of  Purchase  and  Sale
                Agreement  and  Escrow Instructions  dated
                July  23,  1999  between the  Partnership,
                AEI  Income  &  Growth Fund  XXII  Limited
                Partnership and AEI Fund Management,  Inc.
                and   Marie  Callender  Pie  Shops,   Inc.
                relating  to  the  property  at  305  N.E.
                Burnside    Street,    Gresham,     Oregon
                (incorporated  by  reference  to   Exhibit
                10.3   of  Form  10-QSB  filed  with   the
                Commission on July 30, 1999).

          10.4  First   Amendment  to   Net   Lease
                Agreement dated September 3, 1999  between
                the   Partnership,  Net  Lease  Income   &
                Growth  Fund 84-A Limited Partnership  and
                RTM,  Mid-America, Inc.  relating  to  the
                property    at    4633    32nd     Avenue,
                Hudsonville,  Michigan  (incorporated   by
                reference to Exhibit 10.2 of Form 8-K filed with the Commission on September 9,
                1999).

          10.5  Second  Amendment  to   Net   Lease
                Agreement dated September 3, 1999  between
                the   Partnership,  Net  Lease  Income   &
                Growth  Fund 84-A Limited Partnership  and
                RTM,  Mid-America, Inc.  relating  to  the
                property    at    4633    32nd     Avenue,
                Hudsonville, Michigan.

          27    Financial Data Schedule  for  period
                ended September 30, 1999.

       b. Reports filed on Form  8-K  -
                During  the quarter ended September
                30,  1999, the Partnership filed  a
                Form  8-K dated September 9,  1999,
                reporting  the acquisition  of  the
                Arby's  restaurant in  Hudsonville,
                Michigan.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 8, 1999      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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