Form 10KSB
period 1999-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2000-03-24
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 1999

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

                         Yes  [X]     No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10.KSB. [X]

The Issuer's revenues for year ended December 31, 1999 were $471,976.

As of February 29, 2000, there were 7,065.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,065,128.

               DOCUMENTS INCORPORATED BY REFERENCE

 The registrant has not incorporated any documents by reference into this report.

         Transitional Small Business Disclosure Format:

                         Yes [X]      No  X

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

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

Major Tenants

        During 1999, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 91% of the Partnership's total rental revenue in 1999. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2000 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

Year 2000 Compliance

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 1999.


                            Total Property                Annual      Annual
                   Purchase   Acquisition                 Lease      Rent Per
   Property           Date      Costs      Lessee         Payment    Sq. Ft.

Rio Bravo Restaurant                     Innovative
 St. Paul, MN                            Restaurant
 (7.6482%)       12/13/85  $  135,265   Concepts, Inc.    $  11,168   $ 12.81

Jack-In-The-Box Restaurant                  CKE
 Fort Worth, TX  12/19/85  $1,005,586   Restaurants, Inc. $ 135,582   $ 34.71

Hops Grill & Bar Restaurant             Hops Grill
 Palm Harbor, FL 3/21/86   $1,094,373   & Bar, Inc.       $  87,659   $ 17.09

Tractor Supply
Company Store
 Maryville, TN                          Tractor Supply
 (70.8734%)      2/14/96   $  741,564   Company, Inc.     $  83,108   $  6.16

Arby's Restaurant
 Hudsonville, MI                             RTM
 (60%)           9/3/99    $  666,755   Mid-America, Inc. $  42,456   $ 21.41

Marie Callender's Restaurant            Marie Callender
 Gresham, OR     9/28/99   $1,616,533   Pie Shops, Inc.   $ 152,000   $ 25.92


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

        The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant which is 5 years, the Tractor Supply Company store which is 14 years and the Marie Callender's restaurant which is 15 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2002.

       Pursuant to the Lease Agreements, the tenants are required to provide proof of adequate insurance coverage on the properties they occupy. The General Partners believe the properties are adequately covered by insurance and consider the properties to be well-maintained and sufficient for the Partnership's operations.

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

         For tax purposes, the Partnership's properties are depreciated under either the Accelerated Cost Recovery System
(ACRS) or the Modified Accelerated Cost Recovery System (MACRS), depending on the date when it was placed in service. The largest depreciable component of a property is the building which is depreciated, using the straight-line method, over either 19 years
(ACRS)  or 31.5 years or 40 years (MACRS) depending on  the  date
when  it  was  placed  in  service.   The  remaining  depreciable
components  of  a  property  are  personal  property   and   land
improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. Since the Partnership has tax-exempt Partners, the Partnership is subject to the rules of
Section 168(h)(6) of the Internal Revenue Code which requires a percentage of the properties' depreciable components to be depreciated over longer lives using the straight-line method. In general, the federal tax basis of the properties for tax
depreciation  purposes  is  the  same  as  the  basis  for   book
depreciation purposes.

        During the last five years or since the date of purchase,
if  purchased  after  December31, 1994, all properties  were  100 percent occupied by the lessees.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 1999, there were 693 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 1999, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $6,616 and $4,212 were made to the General Partners and $654,950 and $417,001 were made to the Limited Partners in 1999 and 1998, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $250,000 of proceeds from property sales in 1999. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 1999 and 1998, the Partnership recognized rental income of $389,612 and $532,564, respectively. During the same periods, the Partnership earned investment income of $82,364 and $16,842, respectively. In 1999, rental income decreased mainly as a result of the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 1998 and 1999 and additional investment income earned on the net proceeds from the property sales.

        During the years ended December 31, 1999 and 1998, the Partnership paid Partnership administration expenses to affiliated parties of $94,134 and $92,895, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,564 and $10,768, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 1999, the Partnership's annualized cash distribution rate was 6.50%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

       The Year 2000 issue is the result of computer systems that use two-digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the Year 2000 and beyond. This could result in computer system failures or disruption of operations, including, but not limited to, an inability to process transactions, to send or receive electronic data, or to engage in routine business activities.

        AEI Fund Management, Inc. (AEI) performs all management services for the Partnership. In 1998, AEI completed an assessment of its computer hardware and software systems and replaced or upgraded certain computer hardware and software using the assistance of outside vendors. AEI has received written assurance from the equipment and software manufacturers as to Year 2000 compliance. The costs associated with Year 2000 compliance have not been, and are not expected to be, material. The Partnership is not aware of any issues related to Year 2000 non compliance with AEI systems or the systems of the various tenants.

Liquidity and Capital Resources

        During 1999, the Partnership's cash balances decreased $2,391,394 as a result of cash used to purchase additional properties and distributions made in excess of cash generated from operating activities. Net cash provided by operating activities decreased from $456,896 in 1998 to $339,635 in 1999 as a result of a decrease in total income in 1999 and net timing differences in the collection of payments from the lessees and the payment of expenses.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. In 1998, the Partnership generated cash flow from the sale of real estate of $2,577,877. In 1999 and 1998, the Partnership expended $2,065,822 and $217,466, respectively, to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from the property sales.

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

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 1999, distributions were higher when compared to 1998 due to the distribution of sale proceeds in March, 1999.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During 1999, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 1999 and 1998

Statements for the Years Ended December 31, 1999 and 1998:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-A Limited Partnership (a Minnesota limited partnership) as of December 31, 1999 and 1998 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Minneapolis,  Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 25, 2000                Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS


                                                    1999          1998

CURRENT ASSETS:
  Cash and Cash Equivalents                    $   180,855    $ 2,572,249
  Receivables                                       10,000         12,721
                                                -----------    -----------
          Total Current Assets                     190,855      2,584,970
                                                -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                           1,899,582      1,367,380
  Buildings and Equipment                        3,360,494      1,808,008
  Construction in Progress                               0         16,981
  Property Acquisition Costs                             0          1,885
  Accumulated Depreciation                        (799,532)      (731,538)
                                                -----------    -----------
      Net Investments in Real Estate             4,460,544      2,462,716
                                                -----------    -----------
          Total Assets                         $ 4,651,399    $ 5,047,686
                                                ===========    ===========


                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.         $     8,229    $    36,593
  Distributions Payable                             90,724         94,365
                                                -----------    -----------
      Total Current Liabilities                     98,953        130,958
                                                -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                 (32,575)       (28,931)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding in 1999 and 1998            4,585,021      4,945,659
                                                -----------    -----------
    Total Partners' Capital                      4,552,446      4,916,728
                                                -----------    -----------
      Total Liabilities and Partners' Capital  $ 4,651,39     $ 5,047,686
                                                ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                      1999           1998

INCOME:
  Rent                                           $   389,612    $   532,564
  Investment Income                                   82,364         16,842
                                                  -----------    -----------
      Total Income                                   471,976        549,406
                                                  -----------    -----------
EXPENSES:
  Partnership Administration - Affiliates             94,134         92,895
  Partnership Administration and Property
     Management - Unrelated Parties                   12,564         10,768
  Depreciation                                        67,994        100,455
                                                  -----------    -----------
      Total Expenses                                 174,692        204,118
                                                  -----------    -----------

OPERATING INCOME                                     297,284        345,288

GAIN ON SALE OF REAL ESTATE                                0        797,163
                                                  -----------    -----------
NET INCOME                                       $   297,284    $ 1,142,451
                                                  ===========    ===========

NET INCOME ALLOCATED:
  General Partners                               $     2,972    $    11,425
  Limited Partners                                   294,312      1,131,026
                                                  -----------    -----------
                                                 $   297,284    $ 1,142,451
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,080  Units outstanding in 1999 and 1998)      $     41.57    $    159.75
                                                  ===========    ===========



 The accompanying Notes to Financial Statements are an integral part of this statement.
</PAGE

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   297,284   $ 1,142,451

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                       67,994       100,455
     Gain on Sale of Real Estate                             0      (797,163)
     (Increase) Decrease in Receivables                  2,721       (12,721)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                      (28,364)       23,874
                                                    -----------   -----------
       Total Adjustments                                42,351      (685,555)
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        339,635       456,896
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        (2,065,822)     (217,466)
  Proceeds from Sale of Real Estate                          0     2,577,877
                                                    -----------   -----------
       Net Cash Provided By (Used For)
        Investing Activities                        (2,065,822)    2,360,411
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable          (3,641)        1,472
  Distributions to Partners                           (661,566)     (421,213)
                                                    -----------   -----------
       Net Cash Used For
        Financing Activities                          (665,207)     (419,741)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (2,391,394)    2,397,566

CASH AND CASH EQUIVALENTS, beginning of period       2,572,249       174,683
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   180,855   $ 2,572,249
                                                    ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                    Limited
                                                                  Partnership
                              General       Limited                  Units
                              Partners      Partners     Total    Outstanding


BALANCE, December 31, 1997   $ (36,144)  $ 4,231,634  $ 4,195,490    7,079.63

  Distributions                 (4,212)     (417,001)    (421,213)

  Net Income                    11,425     1,131,026    1,142,451
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1998     (28,931)    4,945,659    4,916,728    7,079.63

  Distributions                 (6,616)     (654,950)    (661,566)

  Net Income                     2,972       294,312      297,284
                              ---------   -----------  -----------  ----------
BALANCE, December 31, 1999   $ (32,575)  $ 4,585,021  $ 4,552,446    7,079.63
                              =========   ===========  ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998


(1)  Organization -

     AEI Real Estate Fund 85-A Limited Partnership (Partnership) was formed to acquire and lease commercial properties to operating tenants. The Partnership's operations are managed by Net Lease Management 85-A, Inc. (NLM), the Managing General Partner. Robert P. Johnson, the President and sole shareholder of NLM, serves as the Individual General Partner and an affiliate of NLM, AEI Fund Management, Inc. (AEI) performs the administrative and operating functions for the Partnership.

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 15, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The offering terminated on June 20, 1985 when the maximum subscription limit of 7,500 Limited Partnership Units ($7,500,000) was reached.

     Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively. During operations, any Net Cash Flow, as defined, which the General Partners determine to distribute will be distributed 90% to the Limited Partners and 10% to the General Partners; provided, however, that such distributions to the General Partners will be subordinated to the Limited Partners first receiving an annual, noncumulative distribution of Net Cash Flow equal to 10% of their Adjusted Capital Contribution, as defined, and, provided further, that in no event will the General Partners receive less than 1% of such Net Cash Flow per annum. Distributions to Limited Partners will be made pro rata by Units.

     Any Net Proceeds of Sale, as defined, from the sale or financing of properties which the General Partners determine to distribute will, after provisions for debts and reserves, be paid in the following manner: (i) first, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to: (a) their Adjusted Capital Contribution plus (b) an amount equal to 6% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed from Net Cash Flow; (ii) next, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to 14% of their Adjusted Capital Contribution per annum, cumulative but not compounded, to the extent not previously distributed; (iii) next, to the General Partners until cumulative distributions to the General Partners under Items (ii) and (iii) equal 15% of cumulative distributions to all Partners under Items (ii) and (iii). Any remaining balance will be distributed 85% to the Limited Partners and 15% to the General Partners. Distributions to the Limited Partners will be made pro rata by Units.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(1)  Organization - (Continued)

     For tax purposes, profits from operations, other than profits attributable to the sale, exchange, financing, refinancing or other disposition of property, will be allocated first in the same ratio in which, and to the extent, Net Cash Flow is distributed to the Partners for such year. Any additional profits will be allocated 90% to the Limited Partners and 10% to the General Partners. In the event no Net Cash Flow is distributed to the Limited Partners, 90% of each item of income, gain or credit for each respective year shall be allocated to the Limited Partners, and 10% of each such item shall be allocated to the General Partners. Net losses from operations will be allocated 98% to the Limited Partners and 2% to the General Partners.

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 99% to the Limited Partners and 1% to the General Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the
     General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                   DECEMBER 31, 1999 AND 1998

(2)  Summary of Significant Accounting Policies - (Continued)

       The Partnership regularly assesses whether market events and conditions indicate that it is reasonably possible to recover the carrying amounts of its investments in real estate from future operations and sales. A change in those market events and conditions could have a material effect on the carrying amount of its real estate.

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

                   DECEMBER 31, 1999 AND 1998

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

                   DECEMBER 31, 1999 AND 1998

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                        1999          1998

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                          $  94,134    $  92,895
                                                      =========    =========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties.  These expenses included
  printing costs, interest, legal and filing fees, direct
  administrative costs, outside audit and accounting
  costs, taxes, insurance and other property costs.  $  12,564    $  10,768
                                                      =========    =========

c.AEI is reimbursed for all property acquisition
  costs incurred by it in acquiring properties on
  behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $48,235 and $13,292
  for 1999 and 1998, respectively.                   $     203    $   1,885
                                                      =========    =========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b and c. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant which is 5 years, the Tractor Supply Company store which is 14 years and the Marie Callender's restaurant which is 15 years. The Leases have renewal options which may extend the Lease term an additional 5 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2002. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was constructed and
     acquired  in  1985.   The Hops Grill &  Bar  restaurant  was
     constructed and acquired in 1986. The Tractor Supply Company store was constructed and acquired in 1996. The land for the Arby's restaurant was acquired in 1998 and construction of the restaurant was completed in 1999. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 1999 are as follows:

                                      Buildings and             Accumulated
Property                       Land     Equipment     Total     Depreciation

Rio Bravo, St. Paul, MN   $   49,251  $   86,014   $  135,265   $  53,123
Jack-In-The-Box,
 Fort Worth, TX              498,862     506,724    1,005,586     293,924
Hops Grill & Bar,
 Palm Harbor, FL             484,570     609,803    1,094,373     352,824
Tractor Supply Company,
 Maryville, TN               136,097     605,467      741,564      84,819
Arby's Restaurant,
 Hudsonville, MI             209,470     457,285      666,755       5,715
Marie Callender's,
 Gresham, OR                 521,332   1,095,201    1,616,533       9,127
                           ----------  ----------   ----------   ----------
                          $1,899,582  $3,360,494   $5,260,076   $ 799,532
                           ==========  ==========   ==========   ==========

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(4)  Investments in Real Estate - (Continued)

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

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 1999 are as follows:

                       2000           $  527,308
                       2001              535,862
                       2002              478,204
                       2003              449,564
                       2004              453,863
                       Thereafter      3,380,509
                                       ----------
                                      $5,825,310
                                       ==========

     In 1999 and 1998, the Partnership recognized contingent rents of $10,000 and $14,896, respectively.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                      1999        1998
           Tenants                     Industry

     CKE Restaurants, Inc.             Restaurant    $145,582   $150,478
     Hops Grill & Bar, Inc.            Restaurant      86,808     84,279
     Tractor Supply Company, Inc.      Retail          82,846     87,345
     Marie Callender Pie Shops, Inc.   Restaurant      39,267          0
     Renaissant Development Corp.      Restaurant           0    155,979
     Innovative Restaurant
        Concepts, Inc.                 Restaurant           0     53,802
                                                      ---------  --------

     Aggregate rent revenue of major tenants         $354,503   $531,883
                                                      =========  ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                    91%       100%
                                                      =========  ========

(6)  Partners' Capital-

     Cash distributions of $6,616 and $4,212 were made to the General Partners and $654,950 and $417,001 were made to the Limited Partners for the years ended December 31, 1999 and 1998, respectively. The Limited Partners' distributions represent $92.51 and $58.90 per Limited Partnership Unit outstanding using 7,080 Units in 1999 and 1998. The distributions represent $41.57 and $58.90 per Unit of Net Income and $50.94 and $-0- per Unit of return of contributed capital in 1999 and 1998, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $250,000 of proceeds from
     property  sales  in  1999.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 1999 and 1998 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

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

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $870.64 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                1999           1998

     Net Income For Financial
      Reporting Purposes                     $  297,284     $1,142,451

     Depreciation for Tax Purposes
      Over Depreciation For Financial
      Reporting Purposes                        (16,476)       (10,467)

     Gain on Sale of Real Estate For
      Tax Purposes Over Gain For
      Financial Reporting Purposes                    0         52,969
                                              ----------     ----------
           Taxable Income to Partners        $  280,808     $1,184,953
                                              ==========     ==========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998

(7)  Income Taxes - (Continued)

     The  following is a reconciliation of Partners' capital  for financial  reporting purposes to Partners' capital  reported
     for   federal  income  tax  purposes  for  the  years  ended
     December 31:

                                                    1999        1998

     Partners' Capital For
      Financial Reporting Purposes              $4,552,446    $4,916,728

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                          (155,359)     (138,883)

     Syndication Costs Treated as
      Reduction of Capital For
      Financial Reporting Purposes                 978,377       978,377
                                                 ----------    ----------
           Partners' Capital For
              Tax Reporting Purposes            $5,375,464    $5,756,222
                                                 ==========    ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                          1999                 1998
                         Carrying     Fair    Carrying    Fair
                          Amount     Value     Amount    Value

     Cash                  $     403   $     403    $       317   $       317
     Money Market Funds      180,452     180,452      2,571,932     2,571,932
                            ---------   ---------    -----------   -----------
       Total Cash and
         Cash Equivalents  $ 180,855   $ 180,855    $ 2,572,249   $ 2,572,249
                            =========   =========    ===========   ===========


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

        Robert P. Johnson, age 55, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until December, 2000. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc. (formerly AEI Incorporated), which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation (SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen other limited partnerships.

        Mark E. Larson, age 47, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2000. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2000. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 29, 2000:

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
                     1998  between  the Partnership  and  Tom  S.
                     Obata,   Trustee  of  That  Certain  "Living
                     Trust"  relating to the property at  389  N.
                     Hamline    Avenue,   St.   Paul,   Minnesota
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-KSB filed with the Commission on March 12, 1999).


                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

            a. Exhibits -
                                 Description

               10.2  Purchase Agreement dated September  10,
                     1998  between the Partnership  and  Jack  S.
                     Obata and Atsuko Obata, Trustee of the  Jack
                     S.  and  Atsuko Obata Revocable Trust  dated
                     12/30/74 relating to the property at 389  N.
                     Hamline    Avenue,   St.   Paul,   Minnesota
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-KSB filed with the Commission on March 12, 1999).

               10.3  Property    Co-Tenancy    Ownership
                     Agreement dated September16, 1998 between the Partnership and Tom S. Obata, Trustee of That Certain "Living Trust" relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed with the Commission on March 12, 1999).

               10.4  Property    Co-Tenancy    Ownership
                     Agreement  dated September 16, 1998  between
                     the   Partnership  and  Jack  S.  Obata  and
                     Atsuko  Obata, Trustee of the  Jack  S.  and
                     Atsuko Obata Revocable Trust dated 12/30/74 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.4 of Form 10-KSB filed with the Commission on March 12,
                     1999).

               10.5  Purchase  Agreement  dated
                     October 27, 1998 between the Partnership and Jean Ann Morrison, Trustee of The Jean Morrison Trust, dated 4/26/85 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.5 of Form 10-KSB filed with the Commission on March 12, 1999).

               10.6  Property    Co-Tenancy
                     Ownership Agreement dated October  29,  1998
                     between   the  Partnership  and   Jean   Ann
                     Morrison,  Trustee  of  The  Jean   Morrison
                     Trust,   dated  4/26/85  relating   to   the
                     property  at  389  N.  Hamline  Avenue,  St.
                     Paul, Minnesota (incorporated by reference to Exhibit 10.6 of Form 10-KSB filed with the Commission on March 12, 1999).

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

               10.8  Purchase  Agreement  dated
                     November  19,  1998 between the  Partnership
                     and  Joan G. Cairns relating to the property
                     at   389   N.  Hamline  Avenue,  St.   Paul,
                     Minnesota  (incorporated  by  reference   to
                     Exhibit 10.8 of Form 10-KSB filed with the Commission on March 12, 1999).

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

            a. Exhibits -
                                 Description

               10.9  Property    Co-Tenancy
                     Ownership Agreement dated November 25, 1998 between the Partnership and Joan G. Cairns relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed with the Commission on March 12,
                     1999).

               10.10 Development  Financing
                     Agreement  dated December 17,  1998  between
                     the  Partnership, Net Lease Income &  Growth
                     Fund  84-A Limited Partnership and RTM  Mid-
                     America,  Inc. relating to the  property  at
                     4633   32nd  Avenue,  Hudsonville,  Michigan
                     (incorporated by reference to Exhibit  10.10
                     of Form 10-KSB filed with the Commission on March 12, 1999).

               10.11 Net  Lease  Agreement
                     dated   December   17,  1998   between   the
                     Partnership, Net Lease Income & Growth  Fund
                     84-A   Limited  Partnership  and  RTM   Mid-
                     America,  Inc. relating to the  property  at
                     4633   32nd  Avenue,  Hudsonville,  Michigan
                     (incorporated by reference to Exhibit  10.11
                     of Form 10-KSB filed with the Commission on March 12, 1999).

               10.12 Sale  and   Purchase
                     Agreement  and  Escrow  Instructions   dated
                     June  2,  1999 between AEI Fund  Management,
                     Inc.  and  Marie Callender Pie  Shops,  Inc.
                     relating   to  the  property  at  305   N.E.
                     Burnside     Street,     Gresham,     Oregon
                     (incorporated by reference to  Exhibit  10.1
                     of Form 10-QSB filed with the Commission on July 30, 1999).

               10.13 First Amendment to Sale
                     and    Purchase   Agreement    and    Escrow
                     Instructions dated July 8, 1999 between  AEI
                     Fund  Management, Inc. and  Marie  Callender
                     Pie Shops, Inc. relating to the property  at
                     305  N.E.  Burnside Street, Gresham,  Oregon
                     (incorporated by reference to  Exhibit  10.2
                     of Form 10-QSB filed with the Commission on July 30, 1999).

               10.14 Assignment of Purchase
                     and  Sale  Agreement and Escrow Instructions
                     dated    July    23,   1999   between    the
                     Partnership, AEI Income & Growth  Fund  XXII
                     Limited    Partnership    and    AEI    Fund
                     Management,  Inc.  and Marie  Callender  Pie
                     Shops, Inc. relating to the property at  305
                     N.E.   Burnside   Street,  Gresham,   Oregon
                     (incorporated by reference to  Exhibit  10.3
                     of Form 10-QSB filed with the Commission on July 30, 1999).

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

            a. Exhibits -
                                 Description

               10.15 First Amendment to  Net
                     Lease  Agreement  dated  September  3,  1999
                     between the Partnership, Net Lease Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     RTM,  Mid-America,  Inc.  relating  to   the
                     property  at  4633 32nd Avenue, Hudsonville,
                     Michigan   (incorporated  by  reference   to
                     Exhibit  10.2  of Form 8-K  filed  with  the
                     Commission on September 9, 1999).

               10.16 Second Amendment to Net
                     Lease   Agreement  dated  September 3,  1999
                     between the Partnership, Net Lease Income  &
                     Growth  Fund  84-A Limited  Partnership  and
                     RTM,  Mid-America,  Inc.  relating  to   the
                     property  at  4633 32nd Avenue, Hudsonville,
                     Michigan   (incorporated  by  reference   to
                     Exhibit 10.5 of Form 10-QSB filed with the Commission on November 8, 1999).

               10.17 Net  Lease  Agreement
                     dated   September  28,  1999   between   the
                     Partnership and Marie Callender  Pie  Shops,
                     Inc.  relating to the property at  305  N.E.
                     Burnside     Street,     Gresham,     Oregon
                     (incorporated by reference to  Exhibit  10.4
                     of Form 8-K filed with the Commission on October 1, 1999).

               27    Financial Data Schedule for
                     year ended December 31, 1999.

            B. Reports on Form 8-K and 8-K/A  -
                     During the quarter
                     ended  December  31,  1999,  the
                     Partnership  filed  a  Form  8-K
                     dated    September   28,   1999,
                     reporting  the  acquisition   of
                     the       Marie      Callender's
                     restaurant in Gresham, Oregon.


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

                          AEI REAL ESTATE FUND 85-A
                          Limited Partnership
                          By:  Net  Lease Management 85-A, Inc.
                               Its Managing General Partner


March 10, 2000            By: /s/ Robert P. Johnson
                                  Robert  P. Johnson, President and Director
                                  (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                       Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 10, 2000
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President,  Treasurer    March 10, 2000
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)