Form 10QSB
period 2000-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2000-05-12
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2000 and December 31, 1999

          Statements for the Periods ended March 31, 2000 and 1999:

             Income

             Cash Flows

             Changes in Partners' Capital

          Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

PART II.Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

              MARCH 31, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS


                                                       2000          1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   197,283    $   180,855
  Receivables                                          20,416         10,000
                                                   -----------    -----------
          Total Current Assets                        217,699        190,855
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,899,582      1,899,582
  Buildings and Equipment                           3,360,494      3,360,494
  Accumulated Depreciation                           (826,233)      (799,532)
                                                   -----------    -----------
      Net Investments in Real Estate                4,433,843      4,460,544
                                                   -----------    -----------
          Total Assets                            $ 4,651,542    $ 4,651,399
                                                   ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    18,324    $     8,229
  Distributions Payable                                90,818         90,724
  Unearned Rent                                        11,958              0
                                                   -----------    -----------
      Total Current Liabilities                       121,100         98,953
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (32,794)       (32,575)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                                4,563,236      4,585,021
                                                   -----------    -----------
      Total Partners' Capital                       4,530,442      4,552,446
                                                   -----------    -----------
        Total Liabilities and Partners' Capital   $ 4,651,542    $ 4,651,399
                                                   ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2000            1999

INCOME:
   Rent                                          $   138,542     $    82,699
   Investment Income                                   2,242          27,622
                                                  -----------     -----------
        Total Income                                 140,784         110,321
                                                  -----------     -----------

EXPENSES:
   Partnership  Administration  -  Affiliates         25,907          27,623
   Partnership Administration and Property
      Management - Unrelated Parties                   8,994           7,494
   Depreciation                                       26,701          13,288
                                                  -----------     -----------
        Total Expenses                                61,602          48,405
                                                  -----------     -----------

NET INCOME                                       $    79,182     $    61,916
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $       792     $       619
   Limited Partners                                   78,390          61,297
                                                  -----------     -----------
                                                 $    79,182     $    61,916
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,080  Units outstanding in 2000 and 1999)     $     11.07     $      8.66
                                                  ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                        2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $    79,182   $    61,916

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        26,701        13,288
     (Increase) Decrease in Receivable                  (10,416)        7,405
     Increase in Payable to
        AEI Fund Management, Inc.                        10,095         5,144
     Increase in Unearned Rent                           11,958         7,856
                                                     -----------   -----------
       Total Adjustments                                 38,338        33,693
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                         117,520        95,609
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                  0       (16,657)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                          94       252,733
  Distributions to Partners                            (101,186)     (358,005)
                                                     -----------   -----------
       Net Cash Used For
           Financing Activities                        (101,092)     (105,272)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  16,428       (26,320)

CASH AND CASH EQUIVALENTS, beginning of period          180,855     2,572,249
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   197,283   $ 2,545,929
                                                     ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                   Limited
                                                                 Partnership
                             General      Limited                   Units
                             Partners     Partners     Total     Outstanding


BALANCE, December 31, 1998  $(28,931)   $ 4,945,659  $ 4,916,728    7,079.63

  Distributions               (3,580)      (354,425)    (358,005)

  Net Income                     619         61,297       61,916
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 1999     $(31,892)   $ 4,652,531  $ 4,620,639    7,079.63
                             =========   ===========  ===========  ===========


BALANCE, December 31, 1999  $(32,575)   $ 4,585,021  $ 4,552,446    7,079.63

  Distributions               (1,011)      (100,175)    (101,186)

  Net Income                     792         78,390       79,182
                             ---------   -----------  -----------  -----------
BALANCE, March 31, 2000     $(32,794)   $ 4,563,236  $ 4,530,442    7,079.63
                             =========   ===========  ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2000

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     In 1998, the Partnership received $2,577,877 from the sale of property. In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional properties.

     On  December  17,  1998,  the Partnership  purchased  a  60%
     interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a variable rate. On September 3, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $42,456. The Partnership's share of the total acquisition costs, including the cost of the land was $666,755. The remaining interest in the property was purchased by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2000 and 1999, the Partnership recognized rental income of $138,542 and $82,699, respectively. During the same periods, the Partnership earned investment income of $2,242 and $27,622, respectively. In 2000, rental income increased mainly as a result of additional rent received from two property acquisitions in 1999. The increase in rental income was partially offset by a decrease in investment income earned on the net sale proceeds prior to the purchase of the additional properties.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       During the three months ended March 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $25,907 and $27,623, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,994 and $7,494, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2000, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the three months ended March 31, 2000, the Partnership's cash balances increased $16,428 as the Partnership distributed less cash to Partners than it generated from operating activities. Net cash provided by operating activities increased from $95,609 in 1999 to $117,520 in 2000 due to an increase in income in 2000 which was partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 1999, the Partnership expended $16,657 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

       In 1998, the Partnership received $2,577,877 from the sale of property. In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional properties.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On December 17, 1998, the Partnership purchased a 60% interest in a parcel of land in Hudsonville, Michigan for $198,600. The land is leased to RTM Mid-America, Inc. (RTM) under a Lease Agreement with a primary term of 20 years and annual rental payments of $16,881. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to RTM for the construction of an Arby's restaurant on the site. The Partnership charged interest on the advances at a variable rate. On September 3, 1999, after the development was completed, the Lease Agreement was amended to require annual rental payments of $42,456. The Partnership's share of the total acquisition costs, including the cost of the land was $666,755. The remaining interest in the property was purchased by Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership.

        On September 28, 1999, the Partnership purchased a Marie Callender's restaurant in Gresham, Oregon for $1,616,533. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $152,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. In the first three months of 1999, distributions were higher when compared to the same period in 2000, due to the distribution of sale proceeds in March, 1999.

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

        During 2000 and 1999, the Partnership did not redeem any Units from the Limited Partners. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                                Description

          27    Financial Data Schedule  for  period
                ended March 31, 2000.

       b. Reports filed on Form 8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 24, 2000        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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