Form 10QSB
period 2000-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2000-08-14
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2000 and December 31, 1999

          Statements for the Periods ended June 30, 2000 and 1999:

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

                          BALANCE SHEET

               JUNE 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS


                                                      2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                       $   282,627    $   180,855
  Receivables                                               0         10,000
                                                   -----------    -----------
          Total Current Assets                        282,627        190,855
                                                   -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              1,880,752      1,899,582
  Buildings and Equipment                           3,319,388      3,360,494
  Accumulated Depreciation                           (851,650)      (799,532)
                                                   -----------    -----------
      Net Investments in Real Estate                4,348,490      4,460,544
                                                   -----------    -----------
          Total Assets                            $ 4,631,117    $ 4,651,399
                                                   ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.            $    15,502    $     8,229
  Distributions Payable                                90,818         90,724
  Unearned Rent                                         7,059              0
                                                   -----------    -----------
      Total Current Liabilities                       113,379         98,953
                                                   -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                    (32,922)       (32,575)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                                4,550,660      4,585,021
                                                   -----------    -----------
      Total Partners' Capital                       4,517,738      4,552,446
                                                   -----------    -----------
         Total Liabilities and Partners' Capital  $ 4,631,117    $ 4,651,399
                                                   ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                Three Months Ended        Six Months Ended
                              6/30/00       6/30/99     6/30/00      6/30/99

INCOME:
   Rent                      $ 132,048    $  82,663    $ 270,590    $ 165,362
   Investment Income             3,602       26,903        5,844       54,525
                              ---------    ---------    ---------    ---------
        Total Income           135,650      109,566      276,434      219,887
                              ---------    ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                 23,686       22,790       49,593       50,413
   Partnership Administration
     and Property Management -
     Unrelated Parties           2,225        4,085       11,219       11,579
   Depreciation                 26,444       13,288       53,145       26,576
                              ---------    ---------    ---------    ---------
        Total Expenses          52,355       40,163      113,957       88,568
                              ---------    ---------    ---------    ---------

OPERATING INCOME                83,295       69,403      162,477      131,319

GAIN ON SALE OF REAL ESTATE      5,189            0        5,189            0
                              ---------    ---------    ---------    ---------
NET INCOME                   $  88,484    $  69,403    $ 167,666    $ 131,319
                              =========    =========    ========     =========

NET INCOME ALLOCATED:
   General Partners          $     885    $     694    $   1,677    $   1,313
   Limited Partners             87,599       68,709      165,989      130,006
                              ---------    ---------    ---------    ---------
                             $  88,484    $  69,403    $ 167,666    $ 131,319
                              =========    =========    =========    =========

NET INCOME PER
LIMITED PARTNERSHIP UNIT
(7,080 weighted average Units
outstandingin 2000 and 1999) $   12.37    $    9.70    $   23.44    $   18.36
                              =========    =========    =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                          2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                       $   167,666  $   131,319

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                         53,145       26,576
     Gain on Sale of Real Estate                          (5,189)           0
     Decrease in Receivable                               10,000        4,539
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                          7,273       (6,620)
     Increase in Unearned Rent                             7,059        6,926
                                                      -----------  -----------
        Total Adjustments                                 72,288       31,421
                                                      -----------  -----------
        Net Cash Provided By
        Operating Activities                             239,954      162,740
                                                      -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                  0     (418,877)
   Proceeds from Sale of Real Estate                      64,098            0
                                                      -----------  -----------
        Net Cash Provided By
        Investing Activities                              64,098     (418,877)
                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable               94       (3,642)
   Distributions to Partners                            (202,374)    (459,192)
                                                      -----------  -----------
        Net Cash Used For
        Financing Activities                            (202,280)    (462,834)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  101,772     (718,971)

CASH AND CASH EQUIVALENTS, beginning of period           180,855    2,572,249
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $   282,627  $ 1,853,278
                                                      ===========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                             General      Limited                     Units
                             Partners     Partners      Total      Outstanding


BALANCE, December 31, 1998  $(28,931)   $ 4,945,659   $ 4,916,728    7,079.63

  Distributions               (4,592)      (454,600)     (459,192)

  Net Income                   1,313        130,006       131,319
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 1999      $(32,210)   $ 4,621,065   $ 4,588,855    7,079.63
                             =========   ===========   ===========  ==========


BALANCE, December 31, 1999  $(32,575)   $ 4,585,021   $ 4,552,446    7,079.63

  Distributions               (2,024)      (200,350)     (202,374)

  Net Income                   1,677        165,989       167,666
                             ---------   -----------   -----------  ----------
BALANCE, June 30, 2000      $(32,922)   $ 4,550,660   $ 4,517,738    7,079.63
                             =========   ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2000

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

                          JUNE 30, 2000
                           (Continued)

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

                          JUNE 30, 2000
                           (Continued)

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

     On April 25, 2000, the Partnership sold 5.3936% of its interest in the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of $64,098 which resulted in a net gain of $5,189. The cost and related accumulated depreciation of the interest sold was $59,937 and $1,028, respectively.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2000 and 1999, the Partnership recognized rental income of $270,590 and $165,362, respectively. During the same periods, the Partnership earned investment income of $5,844 and $54,525, respectively. In 2000, rental income increased mainly as a result of additional rent received from two property acquisitions in 1999. The increase in rental income was partially offset by a decrease in investment income earned on the net sale proceeds prior to the purchase of the additional properties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the six months ended June 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $49,593 and $50,413, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,219 and $11,579, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2000, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2000, the Partnership's cash balances increased $101,772 as a result of cash generated from the sale of a property and the Partnership distributed less cash to Partners than it generated from operating activities. Net cash provided by operating activities increased from $162,740 in 1999 to $239,954 in 2000 due to an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2000, the Partnership generated cash flow from the sale of real estate of $64,098. During the six months ended June 30, 1999, the Partnership expended $418,877 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        On April 25, 2000, the Partnership sold 5.3936% of its interest in the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of $64,098 which resulted in a net gain of $5,189. The cost and related accumulated depreciation of the interest sold was $59,937 and $1,028, respectively.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                         Description

          10.1  Purchase Agreement dated  April  20,
                2000  between  the  Partnership  and   Net
                Lease  Income  & Growth Fund 84-A  Limited
                Partnership and Scorpion Enterprises, LLC relating to the property at 4633-32nd
                Avenue South, Hudsonville, Michigan.

          10.2  Property   Co-Tenancy    Ownership
                Agreement  dated  April 25,  2000  between
                the  Partnership and Net  Lease  Income  &
                Growth  Fund 84-A Limited Partnership  and
                Scorpion Enterprises, LLC relating to  the
                property   at   4633-32nd  Avenue   South,
                Hudsonville, Michigan.

          27    Financial Data Schedule  for  period
                ended June 30, 2000.

       b. Reports filed on Form 8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 2, 2000        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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