Form 10QSB
period 2000-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2000-11-13
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2000

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2000 and December 31, 1999

         Statements for the Periods ended September 30, 2000 and 1999:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                           (Unaudited)

                             ASSETS

                                                      2000            1999

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   289,855     $   180,855
  Receivables                                              0          10,000
                                                  -----------     -----------
          Total Current Assets                       289,855         190,855
                                                  -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,880,752       1,899,582
  Buildings and Equipment                          3,319,388       3,360,494
  Accumulated Depreciation                          (877,966)       (799,532)
                                                  -----------     -----------
      Net Investments in Real Estate               4,322,174       4,460,544
                                                  -----------     -----------
          Total Assets                           $ 4,612,029     $ 4,651,399
                                                  ===========     ===========


                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $    19,914     $     8,229
  Distributions Payable                               90,818          90,724
  Unearned Rent                                        7,059               0
                                                  -----------     -----------
      Total Current Liabilities                      117,791          98,953
                                                  -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (33,156)        (32,575)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,080 outstanding                               4,527,394       4,585,021
                                                  -----------     -----------
      Total Partners' Capital                      4,494,238       4,552,446
                                                  -----------     -----------
        Total Liabilities and Partners' Capital  $ 4,612,029     $ 4,651,399
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended      Nine Months Ended
                              9/30/00        9/30/99   9/30/00      9/30/99

INCOME:
   Rent                      $131,965       $ 86,257   $402,555     $251,619
   Investment Income            4,144         25,755      9,988       80,280
                              --------       --------   --------     --------
        Total Income          136,109        112,012    412,543      331,899
                              --------       --------   --------     --------

EXPENSES:
   Partnership Administration -
     Affiliates                29,019         23,751     78,612       74,164
   Partnership Administration
     and Property Management -
     Unrelated Parties          3,088          2,187     14,307       13,766
   Depreciation                26,316         14,742     79,461       41,318
                              --------       --------   --------     --------
        Total Expenses         58,423         40,680    172,380      129,248
                              --------       --------   --------     --------

OPERATING INCOME               77,686         71,332    240,163      202,651

GAIN ON SALE OF REAL ESTATE         0              0      5,189            0
                              --------       --------   --------     --------
NET INCOME                   $ 77,686       $ 71,332   $245,352     $202,651
                              ========       ========   ========     ========

NET INCOME ALLOCATED:
   General Partners          $    777       $    713   $  2,454     $  2,026
   Limited Partners            76,909         70,619    242,898      200,625
                              --------       --------   --------     --------
                             $ 77,686       $ 71,332   $245,352     $202,651
                              ========       ========   ========     ========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,080 weighted average
 Units outstanding in 2000
 and 1999)                   $  10.86       $   9.98   $  34.31     $  28.34
                              ========       ========   ========     ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2000            1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net   Income                                   $   245,352     $   202,651

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      79,461          41,318
     Gain on Sale of Real Estate                       (5,189)              0
     Decrease in Receivables                           10,000          12,721
     Increase in Payable to
        AEI Fund Management, Inc.                      11,685             112
     Increase in Unearned Rent                          7,059               0
                                                   -----------     -----------
        Total Adjustments                             103,016          54,151
                                                   -----------     -----------
        Net Cash Provided By
        Operating Activities                          348,368         256,802
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0      (2,065,822)
   Proceeds from Sale of Real Estate                   64,098               0
                                                   -----------     -----------
        Net Cash Provided By (Used For)
        Investing Activities                           64,098      (2,065,822)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (Decrease) in Distributions Payable            94          (3,642)
   Distributions to Partners                         (303,560)       (560,379)
                                                   -----------     -----------
        Net Cash Used For
        Financing Activities                         (303,466)       (564,021)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               109,000      (2,373,041)

CASH AND CASH EQUIVALENTS, beginning of period        180,855       2,572,249
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $   289,855     $   199,208
                                                   ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                     Limited
                                                                   Partnership
                              General       Limited                   Units
                              Partners      Partners     Total     Outstanding


BALANCE, December 31, 1998   $(28,931)   $4,945,659   $4,916,728    7,079.63

  Distributions                (5,604)     (554,775)    (560,379)

  Net Income                    2,026       200,625      202,651
                              ---------   ----------   ----------  ----------
BALANCE, September 30, 1999  $(32,509)   $4,591,509   $4,559,000    7,079.63
                              =========   ==========   ==========  ==========


BALANCE, December 31, 1999   $(32,575)   $4,585,021   $4,552,446    7,079.63

  Distributions                (3,035)     (300,525)    (303,560)

  Net Income                    2,454       242,898      245,352
                              ---------   ----------   ----------  ----------
BALANCE, September 30, 2000  $(33,156)   $4,527,394   $4,494,238    7,079.63
                              =========   ==========   ==========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2000

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

                       SEPTEMBER 30, 2000
                           (Continued)

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

                       SEPTEMBER 30, 2000
                           (Continued)

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2000 and 1999, the Partnership recognized rental income of $402,555 and $251,619, respectively. During the same periods, the Partnership earned investment income of $9,988 and $80,280, respectively. In 2000, rental income increased mainly as a result of additional rent received from two property acquisitions in 1999. The increase in rental income was partially offset by a decrease in investment income earned on the net sale proceeds prior to the purchase of the additional properties.

        During the nine months ended September 30, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $78,612 and $74,164, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $14,307 and $13,766, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2000, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2000, the Partnership's cash balances increased $109,000 as a result of cash generated from the sale of a property and the Partnership distributed less cash to Partners than it generated from operating activities. Net cash provided by operating activities increased from $256,802 in 1999 to $348,368 in 2000 due to an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2000, the Partnership generated cash flow from the sale of real estate of $64,098. During the nine months ended September 30, 1999, the Partnership expended $2,065,822 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

        On October 1, 2000, one Limited Partner redeemed a total of 50 Partnership Units for $16,201 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.


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

         the effect of tenant defaults; and

         the condition of the industries in which the tenants of properties owned by the Partnership operate.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.



                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                                    Description

                 27    Financial Data Schedule  for  period
                       ended September 30, 2000.

       b.  Reports filed on Form 8-K  - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 29, 2000      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By:  Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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