Form 10KSB
period 2000-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2001-03-30
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             Of The Securities Exchange Act Of 1934

          For the Fiscal Year Ended:  December 31, 2000

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

                         Yes  [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10.KSB. [X]

The Issuer's revenues for year ended December 31, 2000 were $557,411.

As of February 28, 2001, there were 7,015.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $7,015,128.

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

       During 1998, the Partnership sold 37.3518% of its interest in the Rio Bravo restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $585,789, which resulted in a total net gain of $172,422. The total cost and related accumulated depreciation of the interests sold was $660,597 and $247,230, respectively.

ITEM 1.   DESCRIPTION OF BUSINESS. (Continued)

        On December 30, 1998, the Partnership sold the Applebee's restaurant in Harlingen, Texas to the lessee. The Partnership received net sales proceeds of $1,858,837, which resulted in a net gain of $580,055. At the time of sale, the cost and related accumulated depreciation of the property was $1,393,470 and $114,688, respectively.

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

        Through December 31, 2000, the Partnership sold 21.8651% of the Tractor Supply store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $315,587, which resulted in a total net gain of $112,259. The total cost and related accumulated depreciation of the interests sold was $228,780 and $25,452, respectively. For the years ended December 31, 2000 and 1998, the net gain was $67,573 and $44,686, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 12.5502% of the Tractor Supply store to an unrelated third party. The Partnership received net sale proceeds of
approximately  $178,000,  which  resulted  in  a  net   gain   of
approximately $66,000.

        During 2000, the Partnership sold 43.6681% of the Arby's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $550,092, which resulted in a total net gain of $79,526. The total cost and related accumulated depreciation of the interests sold was $485,266 and $14,700, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 15.3098% of the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of
approximately  $177,000,  which  resulted  in  a  net   gain   of
approximately $13,000.

Major Tenants

        During 2000, four of the Partnership's lessees each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 89% of the Partnership's total rental revenue in 2000. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of the Partnership's total rental revenue in 2001 and future years. Any failure of these major tenants or business concepts could materially affect the Partnership's net income and cash distributions.

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

ITEM 2.   DESCRIPTION OF PROPERTIES. (Continued)

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2000.

                            Total Property                Annual     Annual
                Purchase     Acquisition                  Lease      Rent Per
Property          Date          Costs        Lessee       Payment    Sq. Ft.

Rio Bravo Restaurant                      Innovative
 St. Paul, MN                             Restaurant
 (7.6482%)      12/13/85    $  135,265   Concepts, Inc.   $ 11,168    $12.81

Jack-In-The-Box Restaurant                   CKE
 Fort Worth, TX 12/19/85    $1,005,586  Restaurants, Inc. $135,582    $34.71

Hops Grill & Bar Restaurant              Hops Grill
 Palm Harbor, FL 3/21/86    $1,094,373   & Bar, Inc.      $ 90,902    $17.73

Tractor Supply
Company Store
 Maryville, TN                          Tractor Supply
 (58.1349%)      2/14/96    $  608,278  Company, Inc.     $ 69,483    $ 6.27

Arby's Restaurant
 Hudsonville, MI                              RTM
 (16.3319%)       9/3/99    $  181,489  Mid-America, Inc. $ 16,001    $29.64

Marie Callender's Restaurant            Marie Callender
 Gresham, OR     9/28/99    $1,616,533  Pie Shops, Inc.   $152,000    $25.92


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Tractor Supply Company store are owned by AEI Real Estate Fund XV Limited Partnership and unrelated third parties. The remaining interests in the Rio Bravo and Arby's restaurants are owned by unrelated third parties.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1995, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2000, there were 693 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2000, one Limited Partner redeemed a total of 50 Partnership Units for $16,201 in accordance with the Partnership Agreement. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $4,211 and $6,616 were made to the General Partners and $400,700 and $654,950 were made to the Limited Partners in 2000 and 1999, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $250,000 of proceeds from property sales in 1999. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2000 and 1999, the Partnership recognized rental income of $538,672 and $389,612, respectively. During the same periods, the Partnership earned investment income of $18,739 and $82,364, respectively. In 2000, rental income increased mainly as a result of additional rent received from two property acquisitions in 1999. The increase in rental income was partially offset by a decrease in investment income earned on the net sale proceeds prior to the purchase of the additional properties.

        During the years ended December 31, 2000 and 1999, the Partnership paid Partnership administration expenses to affiliated parties of $100,933 and $94,134, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $13,847 and $12,564, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2000, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        During 2000, the Partnership's cash balances increased $760,867 as a result of cash generated from the sale of a property and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $339,635 in 1999 to $449,056 in 2000 due to an increase in income in 2000 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the year ended December 31, 2000, the Partnership generated cash flow from the sale of real estate of $732,428. During the year ended December 31, 1999, the Partnership expended $2,065,822 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

       In 1998, the Partnership received $2,577,877 from the sale of property. In March, 1999, the Partnership distributed $252,525 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $35.31 per Limited Partnership Unit. The majority of the remaining proceeds were reinvested in additional property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

        Through December 31, 2000, the Partnership sold 21.8651% of the Tractor Supply store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $315,587, which resulted in a total net gain of $112,259. The total cost and related accumulated depreciation of the interests sold was $228,780 and $25,452, respectively. For the year ended December 31, 2000, the net gain was $67,573.

        Subsequent to December 31, 2000, the Partnership sold an additional 12.5502% of the Tractor Supply store to an unrelated third party. The Partnership received net sale proceeds of
approximately  $178,000,  which  resulted  in  a  net   gain   of
approximately $66,000.

        During 2000, the Partnership sold 43.6681% of the Arby's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $550,092, which resulted in a total net gain of $79,526. The total cost and related accumulated depreciation of the interests sold was $485,266 and $14,700, respectively.

        Subsequent to December 31, 2000, the Partnership sold an additional 15.3098% of the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of
approximately  $177,000,  which  resulted  in  a  net   gain   of
approximately $13,000.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2000, distributions were lower when compared to 1999 due to the distribution of sale proceeds in March, 1999.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During 2000, one Limited Partner redeemed a total of 50 Partnership Units for $16,201 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-three Limited Partners redeemed 420.37 Partnership Units for $315,321. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2000 and 1999

Statements for the Years Ended December 31, 2000 and 1999:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements




                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-A Limited Partnership (a Minnesota limited partnership) as of December 31, 2000 and 1999 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                             /s/ BOULAY, HEUTMAKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota          Boulay, Heutmaker,  Zibell  & Co. P.L.L.P.
January 25, 2001                 Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS


                                                    2000           1999

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   941,722    $   180,855
  Receivables                                        10,000         10,000
                                                 -----------    -----------
          Total Current Assets                      951,722        190,855
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            1,722,667      1,899,582
  Buildings and Equipment                         2,918,857      3,360,494
  Accumulated Depreciation                         (870,519)      (799,532)
                                                 -----------    -----------
      Net Investments in Real Estate              3,771,005      4,460,544
                                                 -----------    -----------
          Total Assets                          $ 4,722,727    $ 4,651,399
                                                 ===========    ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    14,654    $     8,229
  Distributions Payable                              91,219         90,724
                                                 -----------    -----------
      Total Current Liabilities                     105,873         98,953
                                                 -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (31,930)       (32,575)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,030 and 7,080 Units outstanding
   in 2000 and 1999, respectively                 4,648,784      4,585,021
                                                 -----------    -----------
     Total Partners' Capital                      4,616,854      4,552,446
                                                 -----------    -----------
       Total Liabilities and Partners' Capital  $ 4,722,727    $ 4,651,399
                                                 ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                     2000           1999

INCOME:
  Rent                                           $   538,672    $   389,612
  Investment Income                                   18,739         82,364
                                                  -----------    -----------
      Total Income                                   557,411        471,976
                                                  -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates            100,933         94,134
  Partnership Administration and Property
     Management - Unrelated Parties                   13,847         12,564
  Depreciation                                       104,210         67,994
                                                  -----------    -----------
      Total Expenses                                 218,990        174,692
                                                  -----------    -----------

OPERATING INCOME                                     338,421        297,284

GAIN ON SALE OF REAL ESTATE                          147,099              0
                                                  -----------    -----------
NET INCOME                                       $   485,520    $   297,284
                                                  ===========    ===========

NET INCOME ALLOCATED:
  General Partners                               $     4,856    $     2,972
  Limited Partners                                   480,664        294,312
                                                  -----------    -----------
                                                 $   485,520    $   297,284
                                                  ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,067 and 7,080 weighted average Units outstanding
  in 2000 and 1999, respectively)                $     68.02    $     41.57
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                       2000          1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                        $   485,520   $   297,284

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                      104,210        67,994
     Gain on Sale of Real Estate                      (147,099)            0
     Decrease in Receivables                                 0         2,721
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        6,425       (28,364)
                                                    -----------   -----------
       Total Adjustments                               (36,464)       42,351
                                                    -----------   -----------
       Net Cash Provided By
           Operating Activities                        449,056       339,635
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                 0    (2,065,822)
  Proceeds from Sale of Real Estate                    732,428             0
                                                    -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                        732,428    (2,065,822)
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in Distributions Payable             495        (3,641)
  Distributions to Partners                           (404,747)     (661,566)
  Redemption Payments                                  (16,365)            0
                                                    -----------   -----------
       Net Cash Used For
           Financing Activities                       (420,617)     (665,207)
                                                    -----------   -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                               760,867    (2,391,394)

CASH AND CASH EQUIVALENTS, beginning of period         180,855     2,572,249
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $   941,722   $   180,855
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners      Total     Outstanding


BALANCE, December 31, 1998   $(28,931)   $4,945,659   $4,916,728     7,079.63

  Distributions                (6,616)     (654,950)    (661,566)

  Net Income                    2,972       294,312      297,284
                              ---------   ----------   ----------   ----------
BALANCE, December 31, 1999    (32,575)    4,585,021    4,552,446     7,079.63

  Distributions                (4,047)     (400,700)    (404,747)

  Redemption Payments            (164)      (16,201)     (16,365)       50.00

  Net Income                    4,856       480,664      485,520
                              ---------   ----------   ----------   ----------
BALANCE, December 31, 2000   $(31,930)   $4,648,784   $4,616,854     7,029.63
                              =========   ==========   ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999


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

                   DECEMBER 31, 2000 AND 1999

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

                   DECEMBER 31, 2000 AND 1999

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

     Cash Concentrations of Credit Risk

       The Partnership's cash is deposited primarily in one financial institution and at times during the year it may exceed FDIC insurance limits.

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

                   DECEMBER 31, 2000 AND 1999

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

(3)  Related Party Transactions -

     As of December 31, 2000, the Partnership owns a 58.1349% interest in a Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership, and unrelated third parties. As of December 31, 2000, the Partnership owns a 16.3319% interest in an Arby's restaurant. The remaining interests in this property are owned by unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 40% interest in this property until the interest was sold in a series of transactions to unrelated third parties in 2000.

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2000         1999

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                      $ 100,933    $  94,134
                                                  =========    =========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(3)  Related Party Transactions - (Continued)

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                   2000         1999

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes, insurance
  and other property costs.                       $  13,847    $  12,564
                                                   ========     ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $48,235 for 1999.  $       0    $     203
                                                   ========     ========

d.                                        AEI is reimbursed for
all costs incurred in
  connection with the sale of property.           $  17,046    $       0
                                                   ========     ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant which is 5 years, the Tractor Supply Company store which is 14 years and the Marie Callender's restaurant which is 15 years. The Leases contain renewal options which may extend the Lease term an additional 5 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2002. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

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

     The cost of the properties and the related accumulated depreciation at December 31, 2000 are as follows:

                                      Buildings and         Accumulated
Property                     Land       Equipment    Total  Depreciation

Rio Bravo, St. Paul, MN  $   49,251   $   86,014  $  135,265  $  55,187
Jack-In-The-Box,
 Fort Worth, TX             498,862      506,724   1,005,586    307,268
Hops Grill & Bar,
 Palm Harbor, FL            484,570      609,803   1,094,373    368,679
Tractor Supply Company,
 Maryville, TN              111,635      496,643     608,278     87,529
Arby's Restaurant,
 Hudsonville, MI             57,017      124,472     181,489      6,223
Marie Callender's,
 Gresham, OR                521,332    1,095,201   1,616,533     45,633
                          ----------   ----------  ----------  ---------
                         $1,722,667   $2,918,857  $4,641,524  $ 870,519
                          ==========   ==========  ==========  =========


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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(4)  Investments in Real Estate - (Continued)

     On September 28, 1999, the Partnership purchased a Marie Callender's restaurant in Gresham, Oregon for $1,616,533. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $152,000.

     Through December 31, 2000, the Partnership sold 21.8651% of the Tractor Supply store, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $315,587, which resulted in a total net gain of $112,259. The total cost and related accumulated depreciation of the interests sold was $228,780 and $25,452, respectively. For the year ended December 31, 2000, the net gain was $67,573.

     Subsequent to December 31, 2000, the Partnership sold an additional 12.5502% of the Tractor Supply store to an unrelated third party. The Partnership received net sale proceeds of approximately $178,000, which resulted in a net gain of approximately $66,000.

     During 2000, the Partnership sold 43.6681% of the Arby's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $550,092, which resulted in a total net gain of $79,526. The total cost and related accumulated depreciation of the interests sold was $485,266 and $14,700, respectively.

     Subsequent to December 31, 2000, the Partnership sold an additional 15.3098% of the Arby's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $177,000, which resulted in a net gain of approximately $13,000.

     The  Partnership  owns a 7.6482% interest  in  a  Rio  Bravo
     restaurant.   The remaining interests in this  property  are
     owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2000 are as follows:

                       2001            $   477,910
                       2002                419,051
                       2003                389,619
                       2004                393,116
                       2005                400,442
                       Thereafter        2,174,869
                                        -----------
                                       $ 4,255,007
                                        ===========

     In 2000 and 1999, the Partnership recognized contingent rents of $20,416 and $10,000, respectively.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     2000        1999
        Tenants                       Industry

  CKE Restaurants, Inc.             Restaurant    $ 155,998   $ 145,582
  Marie Callender Pie Shops, Inc.   Restaurant      152,000      39,267
  Hops Grill & Bar, Inc.            Restaurant       89,821      86,808
  Tractor Supply Company, Inc.      Retail           81,822      82,846
                                                   ---------   ---------

     Aggregate rent revenue of major tenants      $ 479,641   $ 354,503
                                                   =========   =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  89%         91%
                                                   =========   =========

(6)  Partners' Capital-

     Cash distributions of $4,211 and $6,616 were made to the General Partners and $400,700 and $654,950 were made to the Limited Partners for the years ended December 31, 2000 and 1999, respectively. The Limited Partners' distributions represent $56.70 and $92.51 per Limited Partnership Unit outstanding using 7,067 and 7,080 weighted average Units in 2000 and 1999, respectively. The distributions represent $56.70 and $41.57 per Unit of Net Income and $-0- and $50.94 per Unit of return of contributed capital in 2000 and 1999, respectively.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $250,000 of proceeds from
     property  sales  in  1999.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2000 and 1999 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to the Limited Partners and 1% to the General Partners.

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(6)  Partners' Capital- (Continued)

     During 2000, one Limited Partner redeemed a total of 50 Partnership Units for $16,201 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 1999, the Partnership did not redeem any Units from the Limited Partners. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $876.83 per original $1,000 invested.

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 2000         1999

     Net Income for Financial
      Reporting Purposes                      $ 485,520    $ 297,284

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                         (5,398)     (16,476)

     Gain on Sale of Real Estate for
      Tax Purposes Over Gain for
      Financial Reporting Purposes                  755            0
                                               ----------   ----------
           Taxable Income to Partners         $ 480,877    $ 280,808
                                               ==========   ==========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999

(7)  Income Taxes - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2000         1999

     Partners' Capital for
      Financial Reporting Purposes           $4,616,854   $4,552,446

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                       (160,002)    (155,359)

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes              978,377      978,377
                                              -----------  ----------
           Partners' Capital for
              Tax Reporting Purposes         $5,435,229   $5,375,464
                                              ===========  ==========

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2000                   1999
                         Carrying      Fair     Carrying      Fair
                          Amount       Value     Amount       Value

     Cash                $    254   $    254    $    403   $    403
     Money Market Funds   941,468    941,468     180,452    180,452
                          --------   --------    --------   --------
      Total Cash and
        Cash Equivalents $941,722   $941,722    $180,855   $180,855
                          ========   ========    ========   ========


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

        Robert P. Johnson, age 56, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until December, 2001. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fifteen limited partnerships.

        Mark E. Larson, age 48, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2001. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2001. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2001:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The registrant, NLM and its affiliates have common management and utilize the same facilities. As a result, certain administrative expenses are allocated among these related entities. All of such activities and any other transactions involving the affiliates of the General Partner of the registrant are governed by, and are conducted in conformity with, the limitations set forth in the Limited Partnership Agreement of the registrant. Reference is made to Note 3 of the Financial Statements, as presented, and is incorporated herein by reference, for details of Related Party Transactions.


                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K AND 8-K/A.

          A. Exhibits -
                           Description

10.1  Property   Co-Tenancy   Ownership   Agreement   dated
      September  16,  1998  between the  Partnership  and  Tom  S.
      Obata, Trustee of That Certain "Living Trust" relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.3 of Form 10-KSB filed on March 12, 1999).

10.2  Property   Co-Tenancy   Ownership   Agreement   dated
      September 16, 1998 between the Partnership and Jack S. Obata and Atsuko Obata, Trustee of the Jack S. and Atsuko Obata Revocable Trust dated 12/30/74 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.4 of Form 10-KSB filed on March 12, 1999).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

         a. Exhibits -
                             Description

10.3  Property Co-Tenancy Ownership Agreement dated  October
      29, 1998 between the Partnership and Jean Ann Morrison, Trustee of The Jean Morrison Trust, dated 4/26/85 relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.6 of Form 10-KSB filed on March 12, 1999).

10.4  Property Co-Tenancy Ownership Agreement dated November
      25, 1998 between the Partnership and Joan G. Cairns relating to the property at 389 N. Hamline Avenue, St. Paul, Minnesota (incorporated by reference to Exhibit 10.9 of Form 10-KSB filed on March 12, 1999).

10.5 Net Lease Agreement dated December 17, 1998 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed on March 12, 1999).

10.6 Sale and Purchase Agreement and Escrow Instructions dated June 2, 1999 between AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on July 30,
      1999).

10.7 First Amendment to Sale and Purchase Agreement and Escrow Instructions dated July 8, 1999 between AEI Fund
      Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on July 30, 1999).

10.8  Assignment of Purchase and Sale Agreement  and  Escrow
      Instructions dated July 23, 1999 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership and AEI Fund Management, Inc. and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on July 30, 1999).

10.9  First Amendment to Net Lease Agreement dated September
      3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM, Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 9, 1999).

10.10 Second  Amendment to Net  Lease  Agreement  dated
      September 3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM,
      Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to
      Exhibit 10.5 of Form 10-QSB filed on November 8, 1999).

10.11 Net  Lease  Agreement dated  September  28,  1999
      between the Partnership and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 1, 1999).

10.12 Purchase Agreement dated April 20, 2000 between the Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership and Scorpion Enterprises, LLC relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

10.13 Property  Co-Tenancy  Ownership  Agreement  dated
      April 25, 2000 between the Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership and Scorpion
      Enterprises, LLC relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2,
      2000).

10.14 Purchase Agreement dated October 11, 2000 between
      the   Partnership  and  AEI  Real  Estate  Fund  XV  Limited
      Partnership and Lucas Enterprises, LLC relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee.

10.15 Purchase  Agreement  dated  November  30,   2000
      between  the  Partnership and Scott L. Skogman  relating  to
      the   property   at  4633-32nd  Avenue  South,  Hudsonville,
      Michigan.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

         A. Exhibits -
                          Description

10.16 Property  Co-Tenancy  Ownership  Agreement  dated
      November 30, 2000 between the Partnership and Scott L. Skogman relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan.

10.17 Purchase Agreement dated January 22, 2001 between
      the Partnership and AEI Real Estate Fund XV Limited Partnership and Sheila K. Nate Revocable Living Trust dated November 29, 1996, Thomas L. Nate, Trustee, and Sheila K. Nate, Trustee, relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee.

10.18 Purchase Agreement dated January 31, 2001 between
      the  Partnership  and  Dwight  W.  Peterson  and  Linda   R.
      Peterson relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan.

10.19 Property  Co-Tenancy  Ownership  Agreement  dated
      January 31, 2001, between the Partnership and Dwight W. Peterson and Linda R. Peterson relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan.

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

                               AEI REAL ESTATE FUND 85-A
                               Limited Partnership
                               By: Net  Lease Management  85-A, Inc.
                                   Its Managing General Partner


March 9, 2001                  By:/s/ Robert P. Johnson
                                      Robert  P. Johnson, President
                                      and Director
                                      (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                Title                     Date


/s/ Robert P. Johnson  President (Principal Executive      March 9, 2001
Robert P. Johnson      Officer) and Sole Director of
                       Managing General Partner

/s/ Mark E. Larson     Executive Vice President,           March 9, 2001
Mark E. Larson         Treasurer and Chief Financial
                       Officer (Principal Accounting
                       Officer)