Form 10QSB
period 2001-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2001-05-15
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2001

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


                              INDEX




PART I.  Financial Information

Item 1.  Balance Sheet as of March 31, 2001 and December 31, 2000

         Statements for the Periods ended March 31, 2001 and 2000:

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

                          BALANCE SHEET

              MARCH 31, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS


                                                     2001          2000

CURRENT ASSETS:
  Cash and Cash Equivalents                     $   927,261    $   941,722
  Receivables                                         2,680         10,000
                                                 -----------    -----------
          Total Current Assets                      929,941        951,722
                                                 -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                            2,010,683      1,722,667
  Buildings and Equipment                         2,694,959      2,918,857
  Construction in Progress                           21,581              0
  Accumulated Depreciation                         (866,325)      (870,519)
                                                 -----------    -----------
      Net Investments in Real Estate              3,860,898      3,771,005
                                                 -----------    -----------
          Total Assets                          $ 4,790,839     $ 4,722,727
                                                 ===========    ===========


                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    18,501     $    14,654
  Distributions Payable                              91,219          91,219
                                                 -----------     -----------
      Total Current Liabilities                     109,720         105,873
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                  (31,288)        (31,930)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,030 Units outstanding                        4,712,407       4,648,784
                                                 -----------     -----------
     Total Partners' Capital                      4,681,119       4,616,854
                                                 -----------     -----------
       Total Liabilities and Partners' Capital  $ 4,790,839     $ 4,722,727
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2001          2000

INCOME:
   Rent                                         $   127,018     $   138,542
   Investment Income                                 14,669           2,242
                                                 -----------     -----------
        Total Income                                141,687         140,784
                                                 -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates           28,731          25,907
   Partnership Administration and Property
      Management - Unrelated Parties                  7,262           8,994
   Depreciation                                      21,061          26,701
                                                 -----------     -----------
        Total Expenses                               57,054          61,602
                                                 -----------     -----------

OPERATING INCOME                                $    84,633     $    79,182

GAIN ON SALE OF REAL ESTATE                          80,819               0
                                                 -----------     -----------
NET INCOME                                      $   165,452     $    79,182
                                                 ===========     ===========

NET INCOME ALLOCATED:
   General Partners                             $     1,654     $       792
   Limited Partners                                 163,798          78,390
                                                 -----------     -----------
                                                $   165,452     $    79,182
                                                 ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (7,030 and 7,080 weighted average Units
 outstanding in 2001 and 2000, respectively)    $     23.30     $     11.07
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                     2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                    $   165,452     $    79,182

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                    21,061          26,701
     Gain on Sale of Real Estate                    (80,819)              0
     (Increase) Decrease in Receivable                7,320         (10,416)
     Increase in Payable to
        AEI Fund Management, Inc.                     3,847          10,095
     Increase in Unearned Rent                            0          11,958
                                                 -----------     -----------
       Total Adjustments                            (48,591)         38,338
                                                 -----------     -----------
       Net Cash Provided By
           Operating Activities                     116,861         117,520
                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                       (387,146)              0
  Proceeds from Sale of Real Estate                 357,011               0
                                                 -----------     -----------
       Net Cash Used For
           Investing Activities                     (30,135)              0
                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                       0              94
  Distributions to Partners                        (101,187)       (101,186)
                                                 -----------     -----------
       Net Cash Used For
           Financing Activities                    (101,187)       (101,092)
                                                 -----------     -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             (14,461)         16,428

CASH AND CASH EQUIVALENTS, beginning of period      941,722         180,855
                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period        $   927,261     $   197,283
                                                 ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(32,575)  $ 4,585,021   $ 4,552,446    7,079.63

  Distributions               (1,011)     (100,175)     (101,186)

  Net Income                     792        78,390        79,182
                             ---------  -----------   -----------  ----------
BALANCE, March 31, 2000     $(32,794)  $ 4,563,236   $ 4,530,442    7,079.63
                             =========  ===========   ===========  ==========


BALANCE, December 31, 2000  $(31,930)  $ 4,648,784   $ 4,616,854    7,029.63

  Distributions               (1,012)     (100,175)     (101,187)

  Net Income                   1,654       163,798       165,452
                             ---------  -----------   -----------  ----------
BALANCE, March 31, 2001     $(31,288)  $ 4,712,407   $ 4,681,119    7,029.63
                             =========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2001

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Continued)

(3)  Investments in Real Estate -

     Through March 31, 2001, the Partnership sold 34.4153% of the Tractor Supply store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $494,549, which resulted in a total net gain of $178,963. The total cost and related accumulated depreciation of the interests sold was $360,095 and $44,509, respectively. For the three months ended March 31, 2001, the net gain was $66,704.

     Through March 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the three months ended March 31, 2001, the net gain was $14,115.

     On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $21,581 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $757,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $79,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     In March, 2001, the Partnership entered into an Agreement to purchase a 20% interest in a Children's World daycare center in Plainfield, Illinois. The purchase price for the entire property will be approximately $1,529,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $145,000. AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership, are expected to acquire the remaining interests.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2001 and 2000, the Partnership recognized rental income of $127,018 and $138,542, respectively. During the same periods, the Partnership earned investment income of $14,669 and $2,242, respectively. In 2001, rental income decreased mainly as a result of the property sales discussed below. The decrease in rental income was partially offset by an increase in investment income earned on the net sale proceeds prior to the purchase of additional property.

       During the three months ended March 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $28,731 and $25,907, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $7,262 and $8,994, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of March 31, 2001, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

       During the three months ended 2001, the Partnership's cash balances decreased $14,461 mainly as a result of cash used to purchase property which was partially offset by cash generated from the sale of property. Net cash provided by operating activities decreased from $117,520 in 2000 to $116,861 in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2001, the Partnership generated cash flow from the sale of real estate of $357,011. During the same period, the Partnership expended $387,146 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through March 31, 2001, the Partnership sold 34.4153% of the Tractor Supply store, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $494,549, which resulted in a total net gain of $178,963. The total cost and related accumulated depreciation of the interests sold was $360,095 and $44,509, respectively. For the three months ended March 31, 2001, the net gain was $66,704.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Through March 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of
$93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the three months ended March 31, 2001, the net gain was $14,115.

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through March 31, 2001, the Partnership had advanced $21,581 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $757,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $79,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

        In March, 2001, the Partnership entered into an Agreement to purchase a 20% interest in a Children's World daycare center in Plainfield, Illinois. The purchase price for the entire property will be approximately $1,529,000. The property will be leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of approximately $145,000. AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium
Fund Limited Partnership, affiliates of the Partnership, are expected to acquire the remaining interests.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a. Exhibits -
                          Description

        10.1  Purchase  and  Sale  Agreement   and
              Escrow  Instructions dated March 27,  2001
              between  the  Partnership,  AEI  Income  &
              Growth Fund XXII Limited Partnership,  AEI
              Private  Net Lease Millennium Fund Limited
              Partnership    and   ARAMARK   Educational
              Resources,  Inc. relating to the  property
              at   15950   Fredrick  Drive,  Plainfield,
              Illinois.

        b.    Reports filed on Form 8-K  -  None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 10, 2001          AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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