Form 10QSB
period 2001-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2001-08-14
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2001

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


                              INDEX




PART I. Financial Information

Item 1. Balance Sheet as of June 30, 2001 and December 31, 2000

        Statements for the Periods ended June 30, 2001 and 2000:

           Income

           Cash Flows

           Changes in Partners' Capital

        Notes to Financial Statements

Item 2. Management's Discussion and Analysis

PART II. Other Information

Item 1.Legal Proceedings

Item 2.Changes in Securities

Item 3.Defaults Upon Senior Securities

Item 4.Submission of Matters to a Vote of Security Holders

Item 5.Other Information

Item 6.Exhibits and Reports on Form 8-K

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

               JUNE 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS


                                                  2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 1,292,487    $   941,722
  Receivables                                      15,441         10,000
                                               -----------    -----------
          Total Current Assets                  1,307,928        951,722
                                               -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,909,160      1,722,667
  Buildings and Equipment                       2,392,100      2,918,857
  Construction in Progress                        220,384              0
  Accumulated Depreciation                       (825,707)      (870,519)
                                               -----------    -----------
      Net Investments in Real Estate            3,695,937      3,771,005
                                               -----------    -----------
          Total Assets                        $ 5,003,865    $ 4,722,727
                                               ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    29,532    $    14,654
  Distributions Payable                           242,758         91,219
                                               -----------    -----------
      Total Current Liabilities                   272,290        105,873
                                               -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                (20,283)       (31,930)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,030 outstanding                            4,751,858      4,648,784
                                               -----------    -----------
     Total Partners' Capital                    4,731,575      4,616,854
                                               -----------    -----------
      Total Liabilities and Partners' Capital $ 5,003,865    $ 4,722,727
                                               ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended      Six Months Ended
                             6/30/01      6/30/00    6/30/01     6/30/00

INCOME:
   Rent                     $ 119,001   $ 132,048   $ 246,019   $ 270,590
   Investment Income           13,047       3,602      27,716       5,844
                             ---------   ---------   ---------   ---------
        Total Income          132,048     135,650     273,735     276,434
                             ---------   ---------   ---------   ---------

EXPENSES:
   Partnership Administration -
    Affiliates                 29,742      23,686      58,473      49,593
   Partnership Administration
    and Property Management -
    Unrelated Parties          11,505       2,225      18,767      11,219
   Depreciation                19,674      26,444      40,735      53,145
                             ---------   ---------   ---------   ---------
        Total Expenses         60,921      52,355     117,975     113,957
                             ---------   ---------   ---------   ---------

OPERATING INCOME               71,127      83,295     155,760     162,477

GAIN ON SALE OF REAL ESTATE   232,031       5,189     312,850       5,189
                             ---------   ---------   ---------   ---------
NET INCOME                  $ 303,158   $  88,484   $ 468,610   $ 167,666
                             =========   =========   =========   =========

NET INCOME ALLOCATED:
   General Partners         $  13,532   $     885   $  15,186   $   1,677
   Limited Partners           289,626      87,599     453,424     165,989
                             ---------   ---------   ---------   ---------
                            $ 303,158   $  88,484   $ 468,610   $ 167,666
                             =========   =========   =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,030 and 7,080 weighted average Units
 outstanding in 2001 and 2000,
 respectively.)             $   41.20   $   12.37   $   64.50   $   23.44
                             =========   =========   =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                        2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   468,610  $   167,666

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       40,735       53,145
     Gain on Sale of Real Estate                      (312,850)      (5,189)
     (Increase) Decrease in Receivable                  (5,441)      10,000
     Increase in Payable to
        AEI Fund Management, Inc.                       14,878        7,273
     Increase in Unearned Rent                               0        7,059
                                                    -----------  -----------
        Total Adjustments                             (262,678)      72,288
                                                    -----------  -----------
        Net Cash Provided By
        Operating Activities                           205,932      239,954
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                         (881,281)           0
   Proceeds from Sale of Real Estate                 1,228,464       64,098
                                                    -----------  -----------
        Net Cash Provided By
        Investing Activities                           347,183       64,098
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                   151,539           94
   Distributions to Partners                          (353,889)    (202,374)
                                                    -----------  -----------
        Net Cash Used For
        Financing Activities                          (202,350)    (202,280)
                                                    -----------  -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS              350,765      101,772

CASH AND CASH EQUIVALENTS, beginning of period         941,722      180,855
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period           $ 1,292,487  $   282,627
                                                    ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                   Limited
                                                                 Partnership
                            General      Limited                   Units
                            Partners     Partners     Total      Outstanding


BALANCE, December 31, 1999 $(32,575)  $ 4,585,021  $ 4,552,446     7,079.63

  Distributions              (2,024)     (200,350)    (202,374)

  Net Income                  1,677       165,989      167,666
                            --------   -----------  -----------  -----------
BALANCE, June 30, 2000     $(32,922)  $ 4,550,660  $ 4,517,738     7,079.63
                            ========   ===========  ===========  ===========


BALANCE, December 31, 2000 $(31,930)  $ 4,648,784  $ 4,616,854     7,029.63

  Distributions              (3,539)     (350,350)    (353,889)

  Net Income                 15,186       453,424      468,610
                            --------   -----------  -----------  -----------
BALANCE, June 30, 2001     $(20,283)  $ 4,751,858  $ 4,731,575     7,029.63
                            ========   ===========  ===========  ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001

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

                          JUNE 30, 2001
                           (Continued)

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(3)  Investments in Real Estate -

     Through June 30, 2001, the Partnership sold 61.9968% of the Tractor Supply store, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $886,653, which resulted in a total net gain of $327,197. The total cost and related accumulated depreciation of the interests sold was $648,686 and $89,230, respectively. For the six months ended June 30, 2001, the net gain was $214,938.

     Through June 30, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the six months ended June 30, 2001 and 2000, the net gain was $14,115 and $5,189, respectively.

     During the three months ended June 30, 2001, the Partnership sold 25.4324% of the Marie Callender's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $479,349, which resulted in a total net gain of $83,797. The total cost and related accumulated depreciation of the interests sold was $411,123 and $15,571, respectively.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited
     Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $220,384 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $757,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $79,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

     On May 14, 2001, the Partnership purchased a 20% interest in a Children's World daycare center in Plainfield, Illinois for $294,542. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $28,215. The remaining interests in the property are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2001
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the six months ended June 30, 2001 and 2000, the Partnership recognized rental income of $246,019 and $270,590, respectively. During the same periods, the Partnership earned investment income of $27,716 and $5,844, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 2001 and rent increases on two properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        During the six months ended June 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $58,473 and $49,593, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $18,767 and $11,219, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2001, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Partnership's cash balances increased $350,765 mainly as a result of cash generated from the sale of property which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $239,954 in 2000 to $205,932 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001 and net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $1,228,464 and $64,098, respectively. During the six months ended June 30, 2001, the Partnership expended $881,281 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        Through June 30, 2001, the Partnership sold 61.9968% of the Tractor Supply store, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $886,653, which resulted in a total net gain of $327,197. The total cost and related accumulated depreciation of the interests sold was $648,686 and $89,230, respectively. For the six months ended June 30, 2001, the net gain was $214,938.

        Through June 30, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of
$93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the six months ended June 30, 2001 and 2000, the net gain was $14,115 and $5,189, respectively.

         During the three months ended June 30, 2001, the Partnership sold 25.4324% of the Marie Callender's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $479,349, which resulted in a total net gain of $83,797. The total cost and related accumulated depreciation of the interests sold was $411,123 and $15,571, respectively.

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership will advance funds to KRG for the construction of a Johnny Carino's restaurant on the site. Through June 30, 2001, the Partnership had advanced $220,384 for the construction of the property and was charging interest on the advances at a rate of 10.5%. The Partnership's share of the total purchase price, including the cost of the land, will be approximately $757,000. After the construction is complete, the Lease Agreement will be amended to require annual rental payments of approximately $79,000. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        On May 14, 2001, the Partnership purchased a 20% interest in a Children's World daycare center in Plainfield, Illinois for $294,542. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $28,215. The remaining interests in the property are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2001, distributions were higher when compared to 2000, due to the distribution of sale proceeds in June, 2001.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
       Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.2 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
       Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.3 Purchase Agreement dated May 8, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Donald B. and Sue D. Wood relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee.

       10.4 Purchase Agreement dated May 8, 2001 between the Partnership and Donald B. and Sue D. Wood relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

       10.5 Net Lease Agreement dated May 14, 2001 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois.

       10.6 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Walter L. Schrock relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee.

       10.7  Property Co-Tenancy Ownership Agreement dated  May  18,
       2001 between the Partnership and Donald B. and Sue D. Wood relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

       10.8 Purchase Agreement dated June 26, 2001 between the Partnership and David Louis Cruickshank relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

       10.9 Property Co-Tenancy Ownership Agreement dated June 28, 2001 between the Partnership and David Louis Cruickshank relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

       27  Financial Data Schedule for period ended June 30, 2001.


       b. Reports filed on Form 8-K - None.




                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 7, 2001        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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