Form 10QSB
period 2001-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2001-11-08
CIK 759641

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2001

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


                              INDEX




PART I.Financial Information

Item 1. Balance Sheet as of September 30, 2001 and December 31, 2000

         Statements for the Periods ended September 30, 2001 and 2000:

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

                          BALANCE SHEET

            SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (Unaudited)

                             ASSETS

                                                     2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 1,231,052    $   941,722
  Receivables                                              0         10,000
                                                  -----------    -----------
          Total Current Assets                     1,231,052        951,722
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                             1,894,033      1,722,667
  Buildings and Equipment                          2,628,666      2,918,857
  Accumulated Depreciation                          (816,813)      (870,519)
                                                  -----------    -----------
      Net Investments in Real Estate               3,705,886      3,771,005
                                                  -----------    -----------
          Total Assets                           $ 4,936,938    $ 4,722,727
                                                  ===========    ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Payable  to AEI Fund Management, Inc.         $    20,316    $    14,654
   Distributions Payable                              91,267         91,219
   Unearned Rent                                      17,920              0
                                                  -----------    -----------
      Total Current Liabilities                      129,503        105,873
                                                  -----------    -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                   (10,024)       (31,930)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   7,030 outstanding                               4,817,459      4,648,784
                                                  -----------    -----------
     Total Partners' Capital                       4,807,435      4,616,854
                                                  -----------    -----------
       Total Liabilities and Partners' Capital   $ 4,936,938    $ 4,722,727
                                                  ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                                Three Months Ended       Nine Months Ended
                               9/30/01       9/30/00     9/30/01     9/30/00

INCOME:
   Rent                       $ 109,264    $ 131,965    $ 355,283   $ 402,555
   Investment Income             16,795        4,144       44,511       9,988
                               ---------    ---------    ---------   ---------
        Total Income            126,059      136,109      399,794     412,543
                               ---------    ---------    ---------   ---------

EXPENSES:
   Partnership Administration -
     Affiliates                  35,070       29,019       93,543      78,612
   Partnership Administration
     and Property Management -
     Unrelated Parties            5,766        3,088       24,533      14,307
   Depreciation                  17,251       26,316       57,986      79,461
                               ---------    ---------    ---------   ---------
        Total Expenses           58,087       58,423      176,062     172,380
                               ---------    ---------    ---------   ---------

OPERATING INCOME                 67,972       77,686      223,732     240,163

GAIN ON SALE OF REAL ESTATE     109,075            0      421,925       5,189
                               ---------    ---------    ---------   ---------
NET INCOME                    $ 177,047    $  77,686    $ 645,657   $ 245,352
                               =========    =========    =========   =========

NET INCOME ALLOCATED:
   General Partners           $  11,271    $     777    $  26,457   $   2,454
   Limited Partners             165,776       76,909      619,200     242,898
                               ---------    ---------    ---------   ---------
                              $ 177,047    $  77,686    $ 645,657   $ 245,352
                               =========    =========    =========   =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (7,030 and 7,080 weighted average
 Units outstanding in 2001 and 2000,
 respectively.)               $   23.58    $   10.86    $   88.08   $   34.31
                               =========    =========    =========   =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                        2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                       $   645,657   $   245,352

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        57,986        79,461
     Gain on Sale of Real Estate                       (421,925)       (5,189)
     Decrease in Receivables                             10,000        10,000
     Increase in Payable to
        AEI Fund Management, Inc.                         5,662        11,685
     Increase in Unearned Rent                           17,920         7,059
                                                     -----------   -----------
        Total Adjustments                              (330,357)      103,016
                                                     -----------   -----------
        Net Cash Provided By
        Operating Activities                            315,300       348,368
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                        (1,043,381)            0
   Proceeds from Sale of Real Estate                  1,472,439        64,098
                                                     -----------   -----------
        Net Cash Provided By
        Investing Activities                            429,058        64,098
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                         48            94
   Distributions to Partners                           (455,076)     (303,560)
                                                     -----------   -----------
        Net Cash Used For
        Financing Activities                           (455,028)     (303,466)
                                                     -----------   -----------
NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                 289,330       109,000

CASH AND CASH EQUIVALENTS, beginning of period          941,722       180,855
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,231,052   $   289,855
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 1999  $(32,575)   $4,585,021   $4,552,446     7,079.63

  Distributions               (3,035)     (300,525)    (303,560)

  Net Income                   2,454       242,898      245,352
                             ---------   ----------   ----------   ----------
BALANCE, September 30, 2000 $(33,156)   $4,527,394   $4,494,238     7,079.63
                             =========   ==========   ==========   ==========


BALANCE, December 31, 2000  $(31,930)   $4,648,784   $4,616,854     7,029.63

  Distributions               (4,551)     (450,525)    (455,076)

  Net Income                  26,457       619,200      645,657
                             ---------   ----------   ----------   ----------
BALANCE, September 30, 2001 $(10,024)   $4,817,459   $4,807,435     7,029.63
                             =========   ==========   ==========   ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

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

                       SEPTEMBER 30, 2001

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

                           (Continued)

(3)  Investments in Real Estate -

     Through September 30, 2001, the Partnership sold 77.3883% of the Tractor Supply store, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,130,628, which resulted in a total net gain of $436,272. The total cost and related accumulated depreciation of the interests sold was $809,731 and $115,375, respectively. For the nine months ended September 30, 2001, the net gain was $324,013.

     Through September 30, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $14,115 and $5,189, respectively.

     During the nine months ended September 30, 2001, the Partnership sold 25.4324% of the Marie Callender's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $479,349, which resulted in a total net gain of $83,797. The total cost and related accumulated depreciation of the interests sold was $411,123 and $15,571, respectively.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited
     Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $748,839. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2001

                           (Continued)

(3)  Investments in Real Estate - (Continued)

     On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in Bridgewater, Massachusetts for approximately $1,050,000. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,480. The remaining interest in the property is owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

       For the nine months ended September 30, 2001 and 2000, the Partnership recognized rental income of $355,283 and $402,555, respectively. During the same periods, the Partnership earned investment income of $44,511 and $9,988, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from two property acquisitions in 2001 and rent increases on two properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        During the nine months ended September 30, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $93,543 and $78,612, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $24,533 and $14,307, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2001, the Partnership's annualized cash distribution rate was 6.7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions and income were allocated to Limited Partners and 1% to the General Partners.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

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

Liquidity and Capital Resources

        During the nine months ended September 30, 2001, the Partnership's cash balances increased $289,330 mainly as a result of cash generated from the sale of property which was partially offset by cash used to purchase property. Net cash provided by operating activities decreased from $348,368 in 2000 to $315,300 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001, which were partially offset by net timing differences in the collection of payments from the lessees and the payment of expenses.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $1,472,439 and $64,098, respectively. During the nine months ended September 30, 2001, the Partnership expended $1,043,381 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested the cash generated from property sales.

        Through September 30, 2001, the Partnership sold 77.3883% of the Tractor Supply store, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,130,628, which resulted in a total net gain of $436,272. The total cost and related accumulated depreciation of the interests sold was $809,731 and $115,375, respectively. For the nine months ended September 30, 2001, the net gain was $324,013.

        Through September 30, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of
$93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the nine months ended September 30, 2001 and 2000, the net gain was $14,115 and $5,189, respectively.

        During the nine months ended September 30, 2001, the Partnership sold 25.4324% of the Marie Callender's restaurant, in two separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $479,349, which resulted in a total net gain of $83,797. The total cost and related accumulated depreciation of the interests sold was $411,123 and $15,571, respectively.

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $748,839. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

       On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in Bridgewater, Massachusetts for approximately $1,050,000. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,480. The remaining interest in the property is owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

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

       On October 1, 2001, five Limited Partners redeemed a total of 53 Partnership Units for $14,391 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-four Limited Partners redeemed 470.37 Partnership Units for $331,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

       10.1 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee.

       10.2    First Amendment to Net Lease Agreement dated  September
               26, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas.

       10.3    Assignment of Purchase and Sale Agreement dated October
               2, 2001 between the Partnership and AEI Fund Management, Inc. relating to the property at 393 West Center Street, Bridgewater, Massachusetts.

       10.4 Net Lease Agreement dated September 27, 2000 between NNN-CW, L.P. and ARAMARK Educational Resources, Inc. relating to the property at 393 West Center Street, Bridgewater, Massachusetts.

       10.5    Assignment  and Assumption of Lease dated  October  25,
               2001 between the Partnership, AEI Fund Management XVII, Inc. and NNN-CW, L.P. relating to the property at 393 West Center Street, Bridgewater, Massachusetts.

       b. Reports filed on Form 8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 26, 2001      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



                              By: /s/Robert P. Johnson
                                     Robert P. Johnson
                                     President
                                     (Principal Executive Officer)



                              By: /s/Mark E. Larson
                                     Mark E. Larson
                                     Chief Financial Officer
                                     (Principal Accounting Officer)