Form 10KSB
period 2001-12-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2002-03-29
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2001

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

                         Yes [X]    No

Check if disclosure of delinquent filers in response to Rule 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for year ended December 31, 2001 were $544,250.

As of February 28, 2002, there were 6,962.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,962,128.

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

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 5 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. The leases provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

        Through December 31, 2001, the Partnership sold its 80% interest of the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a total net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the years ended December 31, 2001 and 2000, the net gain was $338,903 and $67,573, respectively.

        Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of
$93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the years ended December 31, 2001 and 2000, the net gain was $14,115 and $79,526, respectively.

        On September 28, 1999, the Partnership purchased a Marie Callender's restaurant in Gresham, Oregon for $1,616,533. The property is leased to Marie Callender Pie Shops, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $152,000.

        During 2001, the Partnership sold 37.1635% of the Marie Callender's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $690,729, which resulted in a total net gain of $114,462. The total cost and related accumulated depreciation of the interests sold was $600,760 and $24,493, respectively.

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $749,586. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

       On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts for $1,058,890. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,481. The remaining interest in the property is owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

Major Tenants

        During 2001, three tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 76% of total rental revenue in 2001. It is anticipated that, based on the minimum rental payments required under the leases, each major tenant will continue to contribute more than ten percent of rental revenue in 2002 and future years. In addition, it is anticipated that ARAMARK Educational Resources, Inc. and Kona Restaurant Group, Inc., tenants of properties acquired in 2001, will contribute more than ten percent of rental revenue in 2002 and future years. Any failure of these major tenants could materially affect the Partnership's net income and cash distributions.

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

Description of Properties

       The Partnership's properties are commercial, single tenant buildings. The properties were acquired on a debt-free basis and are leased to various tenants under triple net leases, which are classified as operating leases. The Partnership holds an undivided fee simple interest in the properties. At any time prior to selling the properties, the Partnership may mortgage one or more of its properties in amounts not exceeding 50% of the fair market value of the property.

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

        The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2001.

                              Total Property                  Annual  Annual
                    Purchase   Acquisition                    Lease   Rent Per
Property              Date       Costs       Lessee           Payment Sq. Ft.

Rio Bravo Restaurant                           The
 St. Paul, MN                              Bonaventure
 (7.6482%)           12/13/85  $  135,265     Group          $ 11,168  $12.81

Jack-In-The-Box Restaurant                      CKE
 Fort Worth, TX      12/19/85  $1,005,586  Restaurants, Inc. $135,582  $34.71

Hops Grill & Bar Restaurant                 Hops Grill
 Palm Harbor, FL      3/21/86  $1,094,373&   Bar, Inc.       $ 93,629  $18.26

Arby's Restaurant
 Hudsonville, MI                               RTM
 (1.0221%)             9/3/99  $   11,358  Mid-America, Inc. $  1,013  $29.99

Marie Callender's Restaurant
 Gresham, OR                               Marie Callender
 (62.8365%)           9/28/99  $1,015,773  Pie Shops, Inc.   $ 95,511  $25.92

Children's World Daycare                       ARAMARK
 Plainfield, IL                              Educational
 (20.0%)              5/14/01  $  294,542  Resources, Inc.   $ 28,215  $15.76

Johnny Carino's Restaurant                     Kona
 Austin, TX                                 Restaurant
 (33.0%)              9/26/01  $  749,586   Group, Inc.      $ 79,452  $37.27

Children's World Daycare                       ARAMARK
 West Bridgewater, MA                       Educational
 (57.0%)             10/25/01  $1,058,890  Resources, Inc.   $ 99,481  $17.45


        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interests in the Children's World daycare center in Plainfield, Illinois are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI
Private Net Lease Millennium Fund Limited Partnership. The remaining interests in the Johnny Carino's restaurant are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC. The remaining interest in the Children's World daycare center in West Bridgewater, Massachusetts is owned by AEI Fund Management XVII, Inc. The remaining interests in the Rio Bravo, Arby's and Marie Callender's restaurants are owned by unrelated third parties.


ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

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

        The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant, which has a Lease term of 5 years, the Marie Callender's restaurant and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny
Carino's restaurant, which has a Lease term of 17 years. The Leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2014.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1996, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2001, there were 682 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

        During 2001, five Limited Partners redeemed a total of 53 Partnership Units for $14,391 in accordance with the Partnership Agreement. In prior years, a total of fifty-four Limited Partners redeemed 470.37 Partnership Units for $331,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

        Cash distributions of $5,708 and $4,211 were made to the General Partners and $550,699 and $400,700 were made to the Limited Partners in 2001 and 2000, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $150,000 of proceeds from property sales in 2001. The distributions reduced the Limited
Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

        For the years ended December 31, 2001 and 2000, the Partnership recognized rental income of $496,710 and $538,672, respectively. During the same periods, the Partnership earned investment income of $47,540 and $18,739, respectively. In 2001, rental income decreased due to the property sales discussed below. This decrease in rental income was partially offset by rent received from three property acquisitions in 2001 and rent increases on two properties. In 2001, additional investment income was earned on the net proceeds from property sales.

        During the years ended December 31, 2001 and 2000, the Partnership paid Partnership administration expenses to affiliated parties of $114,450 and $100,933, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,266 and $13,847, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2001, the Partnership's annualized cash distribution rate was 6.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Inflation has had a minimal effect on income from operations. Leases may contain rent increases, based on the increase in the Consumer Price Index over a specified period, which will result in an increase in rental income over the term of the leases. In addition, leases may contain rent clauses which entitle the Partnership to receive additional rent in future years if gross receipts for the property exceed certain specified amounts. Increases in sales volumes of the tenants, due to inflation and real sales growth, may result in an increase in rental income over the term of the leases. Inflation also may cause the real estate to appreciate in value. However, inflation and changing prices may have an adverse impact on the operating margins of the properties' tenants, which could impair their ability to pay rent and subsequently reduce the Net Cash Flow available for distributions.

Liquidity and Capital Resources

        During 2001, the Partnership's cash balances decreased $549,875 as a result of cash used to purchase properties and the Partnership distributed more cash to the Partners than it generated from operating activities, which were partially offset by cash generated from the sale of properties. Net cash provided by operating activities decreased from $449,056 in 2000 to $402,524 in 2001 due to a decrease in income and an increase in Partnership administration expenses in 2001.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2001 and 2000, the Partnership generated cash flow from the sale of real estate of $1,721,398 and $732,428, respectively. During the year ended December 31, 2001, the Partnership expended $2,103,019 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold its 80% interest of the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a total net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the years ended December 31, 2001 and 2000, the net gain was $338,903 and $67,573, respectively.

        Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of
$93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the years ended December 31, 2001 and 2000, the net gain was $14,115 and $79,526, respectively.

        During 2001, the Partnership sold 37.1635% of the Marie Callender's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $690,729, which resulted in a total net gain of $114,462. The total cost and related accumulated depreciation of the interests sold was $600,760 and $24,493, respectively.

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $749,586. The remaining interests in the property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

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

       On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts for $1,058,890. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,481. The remaining interest in the property is owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter. The Partnership attempts to maintain a stable distribution rate from quarter to quarter. Redemption payments are paid to redeeming Partners in the fourth quarter of each year. In 2001, distributions were higher when compared to 2000 due to the distribution of sale proceeds in June, 2001.

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

        During 2001, five Limited Partners redeemed a total of 53 Partnership Units for $14,391 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In prior years, a total of fifty-four Limited Partners redeemed 470.37 Partnership Units for $331,522. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with  cash  generated from property sales, should be adequate  to
fund   continuing   distributions  and  meet  other   Partnership
obligations on both a short-term and long-term basis.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS






Report of Independent Auditors

Balance Sheet as of December 31, 2001 and 2000

Statements for the Years Ended December 31, 2001 and 2000:

     Income

     Cash Flows

     Changes in Partners' Capital

Notes to Financial Statements



                 REPORT OF INDEPENDENT AUDITORS





To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota




      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-A Limited Partnership (a Minnesota limited partnership) as of December 31, 2001 and 2000 and the related statements of income, cash flows and changes in partners' capital for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                               /s/ BOULAY, HEUTAMKER, ZIBELL & CO. P.L.L.P.
Minneapolis,  Minnesota            Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 23, 2002                   Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                           DECEMBER 31

                             ASSETS


                                                   2001           2000

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   391,847     $   941,722
  Receivables                                      10,000          10,000
                                               -----------     -----------
          Total Current Assets                    401,847         951,722
                                               -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,954,142       1,722,667
  Buildings and Equipment                       3,411,231       2,918,857
  Accumulated Depreciation                       (827,392)       (870,519)
                                               -----------     -----------
      Net Investments in Real Estate            4,537,981       3,771,005
                                               -----------     -----------
          Total Assets                        $ 4,939,828     $ 4,722,727
                                               ===========     ===========


                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $     9,644     $    14,654
  Distributions Payable                            91,239          91,219
                                               -----------     -----------
      Total Current Liabilities                   100,883         105,873
                                               -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      0         (31,930)
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,977 and 7,030 Units outstanding
   in 2001 and 2000, respectively               4,838,945       4,648,784
                                               -----------     -----------
     Total Partners' Capital                    4,838,945       4,616,854
                                               -----------     -----------
      Total Liabilities and Partners' Capital $ 4,939,828     $ 4,722,727
                                               ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2001           2000

INCOME:
   Rent                                         $   496,710    $   538,672
  Investment Income                                  47,540         18,739
                                                 -----------    -----------
      Total Income                                  544,250        557,411
                                                 -----------    -----------

EXPENSES:
  Partnership Administration - Affiliates           114,450        100,933
  Partnership Administration and Property
     Management - Unrelated Parties                  22,266         13,847
  Depreciation                                       82,125        104,210
                                                 -----------    -----------
      Total Expenses                                218,841        218,990
                                                 -----------    -----------

OPERATING INCOME                                    325,409        338,421

GAIN ON SALE OF REAL ESTATE                         467,480        147,099
                                                 -----------    -----------
NET INCOME                                      $   792,889    $   485,520
                                                 ===========    ===========

NET INCOME ALLOCATED:
  General Partners                              $    37,638    $     4,856
  Limited Partners                                  755,251        480,664
                                                 -----------    -----------
                                                $   792,889    $   485,520
                                                 ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(7,016 and 7,067 weighted average Units outstanding
in 2001 and 2000, respectively)                 $    107.65    $     68.02
                                                 ===========    ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31


                                                    2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                   $   792,889     $   485,520

  Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                   82,125         104,210
     Gain on Sale of Real Estate                  (467,480)       (147,099)
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                   (5,010)          6,425
                                                -----------     -----------
       Total Adjustments                          (390,365)        (36,464)
                                                -----------     -----------
       Net Cash Provided By
           Operating Activities                    402,524         449,056
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in Real Estate                 (2,103,019)              0
     Proceeds from Sale of Real Estate           1,721,398         732,428
                                                -----------     -----------
       Net Cash Provided By (Used For)
           Investing Activities                   (381,621)        732,428
                                                -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                     20             495
  Distributions to Partners                       (556,262)       (404,747)
  Redemption Payments                              (14,536)        (16,365)
                                                -----------     -----------
       Net Cash Used For
           Financing Activities                   (570,778)       (420,617)
                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                          (549,875)        760,867

CASH AND CASH EQUIVALENTS, beginning of period     941,722         180,855
                                                -----------     -----------
CASH AND CASH EQUIVALENTS, end of period       $   391,847     $   941,722
                                                ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31


                                                                   Limited
                                                                 Partnership
                              General      Limited                  Units
                              Partners     Partners     Total    Outstanding


BALANCE, December 31, 1999   $(32,575)   $4,585,021  $4,552,446    7,079.63

  Distributions                (4,047)     (400,700)   (404,747)

  Redemption Payments            (164)      (16,201)    (16,365)     (50.00)

  Net Income                    4,856       480,664     485,520
                              ---------   ----------  ----------  -----------
BALANCE, December 31, 2000    (31,930)    4,648,784   4,616,854    7,029.63

  Distributions                (5,563)     (550,699)   (556,262)

  Redemption Payments            (145)      (14,391)    (14,536)     (53.00)

  Net Income                   37,638       755,251     792,889
                              ---------   ----------  ----------  -----------
BALANCE, December 31, 2001   $      0    $4,838,945  $4,838,945    6,976.63
                              =========   ==========  ==========  ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000


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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

                   DECEMBER 31, 2001 AND 2000

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

     Newly Issued Pronouncements

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 143 will be applicable to the Partnership in the year ended December 31, 2003. SFAS 144 will be applicable to the Partnership in the year ended December 31, 2002. Management is currently evaluating the impact of SFAS 143 and SFAS 144 on its financial statements.

(3)  Related Party Transactions -

     The Partnership owns a 1.0221% interest in an Arby's restaurant. The remaining interests in this property are owned by unrelated third parties. Net Lease Income & Growth Fund 84-A Limited Partnership, an affiliate of the Partnership, owned a 40% interest in this property until the interest was sold in a series of transactions to unrelated third parties in 2000. The Partnership owns a 20% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund, affiliates of the Partnership. The Partnership owns a 33% interest in a Johnny Carino's restaurant. The remaining interests in this property are owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership. The Partnership owns a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts. The remaining interest in this property is owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership. The Partnership owned an 80% interest in a Tractor Supply Company store. The remaining interests in this property are owned by AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership, and unrelated third parties.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(3)  Related Party Transactions - (Continued)

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                    Total Incurred by the Partnership
                                     for the Years Ended December 31

                                                    2001        2000

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                       $ 114,450   $ 100,933
                                                   ========    ========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes, insurance
  and other property costs.                       $  22,266   $  13,847
                                                   ========    ========

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $20,919 in 2001.   $   6,229   $       0
                                                   ========    ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.           $  62,013   $  17,046
                                                   ========    ========


     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are for 20 years, except for the Hops Grill & Bar restaurant, which has a Lease term of 5 years, the Marie Callender's restaurant and the Children's World daycare centers, which have Lease terms of 15 years and the Johnny
     Carino's restaurant, which has a Lease term of 17 years. The Leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Hops Grill & Bar Lease has been extended to April 30, 2014. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are all commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The Jack-In-The-Box was constructed and acquired in 1985. The Hops Grill & Bar restaurant was constructed and acquired in 1986. The land for the Arby's restaurant was acquired in 1998 and construction of the restaurant was completed in 1999. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The Children's World daycare center in Plainfield, Illinois and the Johnny Carino's restaurant were constructed and acquired in 2001. The Children's World daycare center in West Bridgewater, Massachusetts was constructed in 2000 and acquired in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

     The cost of the properties and the related accumulated depreciation at December 31, 2001 are as follows:


                                    Buildings and             Accumulated
Property                     Land     Equipment     Total     Depreciation

Rio Bravo, St. Paul, MN  $   49,251  $   86,014  $  135,265  $   57,252
Jack-In-The-Box,
 Fort Worth, TX             498,862     506,724   1,005,586     320,612
Hops Grill & Bar,
 Palm Harbor, FL            484,570     609,803   1,094,373     384,534
Arby's Restaurant,
 Hudsonville, MI              3,568       7,790      11,358         681
Marie Callender's,
 Gresham, OR                327,586     688,187   1,105,773      51,614
Children's World,
 Plainfield, IL              83,238     211,304     294,542       4,402
Johnny Carino's
 Austin, TX                 381,165     368,421     749,586       3,114
Children's World,
 West Bridgewater, MA       125,902     932,988   1,058,890       5,183
                          ----------  ----------  ----------  ----------
                         $1,954,142  $3,411,231  $5,365,373  $  827,392
                          ==========  ==========  ==========  ==========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     Through  December  31, 2001, the Partnership  sold  its  80%
     interest of the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a total net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the years ended December 31, 2001 and 2000, the net gain was $338,903 and $67,573, respectively.

     Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a total net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the years ended December 31, 2001 and 2000, the net gain was $14,115 and $79,526, respectively.

     During 2001, the Partnership sold 37.1635% of the Marie Callender's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $690,729, which resulted in a total net gain of $114,462. The total cost and related accumulated depreciation of the interests sold was $600,760 and $24,493, respectively.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited
     Partnership Unit. The remaining net sale proceeds will either be reinvested in additional property or distributed to the Partners in the future.

     On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $749,586.

     On May 14, 2001, the Partnership purchased a 20% interest in a Children's World daycare center in Plainfield, Illinois for $294,542. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $28,215.

     On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts for $1,058,890. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,481.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(4)  Investments in Real Estate - (Continued)

     The  Partnership  owns a 7.6482% interest  in  a  Rio  Bravo
     restaurant.   The remaining interests in this  property  are
     owned by unrelated third parties, who own the property with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2001 are as follows:

                       2002          $   547,043
                       2003              550,912
                       2004              558,049
                       2005              564,683
                       2006              432,244
                       Thereafter      4,074,965
                                      ----------
                                     $ 6,727,896
                                      ==========

     In 2001 and 2000, the Partnership recognized contingent rents of $21,060 and $20,416, respectively.

(5)  Major Tenants -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                        2001       2000
      Tenants                          Industry

     CKE Restaurants, Inc.           Restaurant      $ 156,642  $ 155,998
     Marie Callender Pie Shops, Inc. Restaurant        126,741    152,000
     Hops Grill & Bar, Inc.          Restaurant         92,720     89,821
     Tractor Supply Company, Inc.    Retail                N/A     81,822
                                                      ---------  ---------

     Aggregate rent revenue of major tenants         $ 376,103  $ 479,641
                                                      =========  =========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                     76%        89%
                                                      =========  =========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(6) Partners' Capital
-

     Cash distributions of $5,708 and $4,211 were made to the General Partners and $550,699 and $400,700 were made to the Limited Partners for the years ended December 31, 2001 and 2000, respectively. The Limited Partners' distributions represent $78.49 and $56.70 per Limited Partnership Unit outstanding using 7,016 and 7,067 weighted average Units in 2001 and 2000, respectively. The distributions represent $78.49 and $56.70 per Unit of Net Income.

     As  part  of  the  Limited  Partner distributions  discussed above, the Partnership distributed $150,000 of proceeds from
     property  sales  in  2001.   The distributions  reduced  the
     Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2001 and 2000 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

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

     During 2001, five Limited Partners redeemed a total of 53 Partnership Units for $14,391 in accordance with the Partnership Agreement. The Partnership acquired these Units using Net Cash Flow from operations. In 2000, one Limited Partner redeemed at total of 50 Partnership Units for $16,201. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $861.99 per original $1,000 invested.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(7)  Income Taxes -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                 2001          2000

     Net Income for Financial
      Reporting Purposes                      $ 792,889     $ 485,520

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                         (8,605)       (5,398)

     Gain on Sale of Real Estate for
      Tax Purposes (Under) Gain for
      Financial Reporting Purposes               (4,168)          755
                                               ---------     ---------
           Taxable Income to Partners         $ 780,116     $ 480,877
                                               =========     =========


     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                   2001         2000

     Partners' Capital for
      Financial Reporting Purposes              $4,838,945   $4,616,854

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                          (172,775)    (160,002)

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes                 978,377      978,377
                                                 ----------   ----------
           Partners' Capital for
              Tax Reporting Purposes            $5,644,547   $5,435,229
                                                 ==========   ==========


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2001 AND 2000

(8)  Fair Value of Financial Instruments -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                                  2001                     2000
                         Carrying       Fair      Carrying       Fair
                          Amount        Value      Amount        Value

     Cash                $      90   $      90   $     254   $     254
     Money Market Funds    391,757     391,757     941,468     941,468
                          ---------   ---------   ---------   ---------
      Total Cash and
       Cash Equivalents  $ 391,847   $ 391,847   $ 941,722   $ 941,722
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

        Robert P. Johnson, age 57, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November, 1984, and has been elected to continue in these positions until December, 2002. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in thirteen limited partnerships and a managing member in two LLCs.

        Mark E. Larson, age 49, is Executive Vice President, Treasurer and Chief Financial Officer and has been elected to continue in these positions until December, 2002. Mr. Larson has been Treasurer and Executive Vice President since December, 1987 and Chief Financial Officer since January, 1990. In January,
1993, Mr. Larson was elected to serve as Secretary of NLM and will continue to serve until December, 2002. Mr. Larson has been employed by AEI Fund Management, Inc. and affiliated entities since 1985. From 1979 to 1985, Mr. Larson was with Apache Corporation as manager of Program Accounting responsible for the accounting and reports for approximately 45 public partnerships. Mr. Larson is responsible for supervising the accounting functions of NLM and the registrant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2002:

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

     10.6 First Amendment to Net Lease Agreement dated September 3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM, Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 9, 1999).

     10.7 Second Amendment to Net Lease Agreement dated September 3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM,
     Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to
     Exhibit 10.5 of Form 10-QSB filed on November 8, 1999).

     10.8 Net Lease Agreement dated September 28, 1999 between the Partnership and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 1, 1999).

     10.9 Purchase Agreement dated April 20, 2000 between the Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership and Scorpion Enterprises, LLC relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 2, 2000).

     10.10 Property Co-Tenancy Ownership Agreement dated April 25, 2000 between the Partnership and Net Lease Income & Growth Fund 84-A Limited Partnership and Scorpion
     Enterprises, LLC relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on August 2,
     2000).

     10.11 Purchase Agreement dated October 11, 2000 between the Partnership and AEI Real Estate Fund XV Limited
     Partnership and Lucas Enterprises, LLC relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.14 of Form 10-KSB filed on March 9, 2001).

     10.12 Purchase Agreement dated November 30, 2000 between the Partnership and Scott L. Skogman relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.15 of Form 10-KSB filed on March 9, 2001).

     10.13 Property Co-Tenancy Ownership Agreement dated November 30, 2000 between the Partnership and Scott L. Skogman relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit
     10.16 of Form 10-KSB filed on March 9, 2001).

     10.14 Purchase Agreement dated January 22, 2001 between the Partnership and AEI Real Estate Fund XV Limited Partnership and Sheila K. Nate Revocable Living Trust dated November 29, 1996, Thomas L. Nate, Trustee, and Sheila K. Nate, Trustee, relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.17 of Form 10-KSB filed on March 9,
     2001).

     10.15 Purchase Agreement dated January 31, 2001 between the Partnership and Dwight W. Peterson and Linda R. Peterson relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to
     Exhibit 10.18 of Form 10-KSB filed on March 9, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

         A. Exhibits -
                             Description

     10.16 Property Co-Tenancy Ownership Agreement dated January 31, 2001, between the Partnership and Dwight W. Peterson and Linda R. Peterson relating to the property at 4633-32nd Avenue South, Hudsonville, Michigan (incorporated by reference to Exhibit 10.19 of Form 10-KSB filed on March 9, 2001).

     10.17 Purchase and Sale Agreement and Escrow Instructions dated March 27, 2001 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.18 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.19 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
     Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

     10.20 Purchase Agreement dated May 8, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Donald B. and Sue D. Wood relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 7, 2001).

     10.21 Purchase Agreement dated May 8, 2001 between the Partnership and Donald B. and Sue D. Wood relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 7, 2001).

     10.22      Net  Lease Agreement dated May 14,  2001  between
     the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
     10.5 of Form 10-QSB filed on August 7, 2001).

     10.23 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Walter L. Schrock relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 7, 2001).

     10.24 Property Co-Tenancy Ownership Agreement dated May 18, 2001 between the Partnership and Donald B. and Sue D. Wood relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.7 of Form 10-QSB filed on August 7, 2001).

     10.25 Purchase Agreement dated June 26, 2001 between the Partnership and David Louis Cruickshank relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 7, 2001).

     10.26      Property  Co-Tenancy  Ownership  Agreement  dated
     June 28, 2001 between the Partnership and David Louis Cruickshank relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to
     Exhibit 10.9 of Form 10-QSB filed on August 7, 2001).

     10.27 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 1800 Lamar Alexander Parkway, Maryville,
     Tennessee (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 26, 2001).

     10.28      First  Amendment  to Net  Lease  Agreement  dated
     September 26, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 26, 2001).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K  (Continued)

         A. Exhibits -
                             Description

     10.29 Assignment of Purchase and Sale Agreement dated October 2, 2001 between the Partnership and AEI Fund
     Management, Inc. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 26, 2001).

     10.30 Net Lease Agreement dated September 27, 2000 between NNN-CW, L.P. and ARAMARK Educational Resources, Inc. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 26, 2001).

     10.31 Assignment and Assumption of Lease dated October 25, 2001 between the Partnership, AEI Fund Management XVII, Inc. and NNN-CW, L.P. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on October 26, 2001).

     10.32 Purchase Agreement dated October 10, 2001 between the Partnership and George W. Dyar relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

     10.33      Property  Co-Tenancy  Ownership  Agreement  dated
     October 30, 2001 between the Partnership and George W. Dyar relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

     10.34 Purchase Agreement dated November 7, 2001 between the Partnership and Albert and Vivian Martin relating to the property at 1800 Lamar Alexander Parkway, Maryville,
     Tennessee.

     10.35 First Amendment to Lease dated December 19, 2001, between the Partnership and Hops Grill & Bar, Inc. relating to the property at 33086 U.S. Highway 19N, Palm Harbor,
     Florida.

         B. Reports on Form 8-K and 8-K/A  -

                                 During  the  quarter ended
                                 December  31,  2001,  the
                                 Partnership filed a Form 8-K
                                 dated    November   2,  2001,
                                 reporting the acquisition of a
                                 Children's World daycare center
                                 in West Bridgewater,Massachusetts.


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

                            AEI REAL ESTATE FUND 85-A
                            Limited Partnership
                            By: Net  Lease Management  85-A, Inc.
                                Its Managing General Partner


March 8, 2002               By:/s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                                   Title                       Date


/s/ Robert P. Johnson   President (Principal Executive Officer) March 8, 2002
    Robert P. Johnson   and Sole Director of Managing General
                        Partner

/s/ Mark E. Larson      Executive Vice President, Treasurer     March 8, 2002
    Mark E. Larson      and Chief Financial Officer
                        (Principal Accounting Officer)