Form 10QSB
period 2002-03-31
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2002-05-13
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of March 31, 2002 and December 31, 2001

         Statements for the Periods ended March 31, 2002 and 2001:

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

                          BALANCE SHEET

              MARCH 31, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS


                                                  2002             2001

CURRENT ASSETS:
  Cash and Cash Equivalents                   $   476,233      $   391,847
  Receivables                                           0           10,000
                                               -----------      -----------
          Total Current Assets                    476,233          401,847
                                               -----------      -----------
INVESTMENTS IN REAL ESTATE:
  Land                                          1,938,322        1,954,142
  Buildings and Equipment                       3,377,997        3,411,231
  Accumulated Depreciation                       (850,896)        (827,392)
                                               -----------      -----------
      Net Investments in Real Estate            4,465,423        4,537,981
                                               -----------      -----------
          Total Assets                        $ 4,941,656      $ 4,939,828
                                               ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.        $    18,120      $     9,644
  Distributions Payable                            91,239           91,239
  Unearned Rent                                    11,298                0
                                               -----------      -----------
      Total Current Liabilities                   120,657          100,883
                                               -----------      -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                      0                0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,977 Units outstanding                      4,820,999        4,838,945
                                               -----------      -----------
    Total Partners' Capital                     4,820,999        4,838,945
                                               -----------      -----------
     Total Liabilities and Partners' Capital  $ 4,941,656      $ 4,939,828
                                               ===========      ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                     2002             2001

INCOME:
   Rent                                          $   149,749     $   127,018
   Investment Income                                   1,582          14,669
                                                  -----------     -----------
        Total Income                                 151,331         141,687
                                                  -----------     -----------

EXPENSES:
   Partnership Administration - Affiliates            36,186          28,731
   Partnership Administration and Property
      Management - Unrelated Parties                  12,264           7,262
   Depreciation                                       26,089          21,061
                                                  -----------     -----------
        Total Expenses                                74,539          57,054
                                                  -----------     -----------

OPERATING INCOME                                 $    76,792     $    84,633

GAIN ON SALE OF REAL ESTATE                            6,448          80,819
                                                  -----------     -----------
NET INCOME                                       $    83,240     $   165,452
                                                  ===========     ===========

NET INCOME ALLOCATED:
   General Partners                              $     1,012     $     1,654
   Limited Partners                                   82,228         163,798
                                                  -----------     -----------
                                                 $    83,240     $   165,452
                                                  ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,977 and 7,030 weighted average Units
 outstanding in 2002 and 2001, respectively)     $     11.79     $     23.30
                                                  ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)

                                                         2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $    83,240   $   165,452

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                        26,089        21,061
     Gain on Sale of Real Estate                         (6,448)      (80,819)
     Decrease in Receivable                              10,000         7,320
     Increase in Payable to
        AEI Fund Management, Inc.                         8,476         3,847
     Increase in Unearned Rent                           11,298             0
                                                     -----------   -----------
       Total Adjustments                                 49,415       (48,591)
                                                     -----------   -----------
       Net Cash Provided By
           Operating Activities                         132,655       116,861
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                                  0      (387,146)
  Proceeds from Sale of Real Estate                      52,917       357,011
                                                     -----------   -----------
       Net Cash Provided By (Used For)
           Investing Activities                          52,917       (30,135)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                            (101,186)     (101,187)
                                                     -----------   -----------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  84,386       (14,461)

CASH AND CASH EQUIVALENTS, beginning of period          391,847       941,722
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period            $   476,233   $   927,261
                                                     ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                 FOR THE PERIODS ENDED MARCH 31

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 2000   $(31,930)  $ 4,648,784   $ 4,616,854    7,029.63

  Distributions                (1,012)     (100,175)     (101,187)

  Net Income                    1,654       163,798       165,452
                              ---------  -----------   -----------  ----------
BALANCE, March 31, 2001      $(31,288)  $ 4,712,407   $ 4,681,119    7,029.63
                              =========  ===========   ===========  ==========


BALANCE, December 31, 2001   $      0   $ 4,838,945   $ 4,838,945    6,976.63

  Distributions                (1,012)     (100,174)     (101,186)

  Net Income                    1,012        82,228        83,240
                              ---------  -----------   -----------  ----------
BALANCE, March 31, 2002      $      0   $ 4,820,999   $ 4,820,999    6,976.63
                              =========  ===========   ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                         MARCH 31, 2002

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

     The terms of the Partnership offering call for a subscription price of $1,000 per Limited Partnership Unit, payable on acceptance of the offer. The Partnership commenced operations on April 15, 1985 when minimum subscriptions of 1,300 Limited Partnership Units ($1,300,000) were accepted. The offering terminated on June 20, 1985 when the maximum subscription limit of 7,500 Limited Partnership Units was reached. Under the terms of the Limited Partnership Agreement, the Limited Partners and General Partners contributed funds of $7,500,000 and $1,000, respectively.

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

     Through March 31, 2002, the Partnership sold 40.198% of the Marie Callender's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $743,646, which resulted in a total net gain of $120,910. The total cost and related accumulated depreciation of the interests sold was $649,814 and $27,078, respectively. For the three months ended March 31, 2002, the net gain was $6,448.

     Subsequent to March 31, 2002, the Partnership sold an additional 16.7763% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $308,000, which resulted in a net gain of approximately $52,000.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited
     Partnership Unit. The remaining net sale proceeds were either reinvested in additional property or will be distributed to the Partners in the future.

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

(3)  Investments in Real Estate - (Continued)

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

     Subsequent to March 31, 2002, the Partnership sold 12.4047% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $222,000, which resulted in a net gain of approximately $43,000.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

        For the three months ended March 31, 2002 and 2001, the Partnership recognized rental income of $149,749 and $127,018, respectively. During the same periods, the Partnership earned investment income of $1,582 and $14,669, respectively. In 2002, rental income increased as a result of additional rent received from three property acquisitions in 2001 and rent increases on three properties. These increases in rental income were partially offset by a decrease in rental income due to property sales and a decrease in investment income earned on net sale proceeds prior to the purchase of property.

       During the three months ended March 31, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $36,186 and $28,731, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $12,264 and $7,262, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)


        As of March 31, 2002, the Partnership's annualized cash distribution rate was 6.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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


Liquidity and Capital Resources

        During the three months ended March 31, 2002, the Partnership's cash balances increased $84,386 as a result of cash generated from the sale of property and the Partnership distributed less cash to the Partners than it generated from operating activities. Net cash provided by operating activities increased from $116,861 in 2001 to $132,655 in 2002 due to an increase in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the three months ended March 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $52,917 and $357,011, respectively. During the three months ended March 31, 2001, the Partnership expended $387,146 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through March 31, 2002, the Partnership sold 40.198% of the Marie Callender's restaurant, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $743,646, which resulted in a total net gain of $120,910. The total cost and related accumulated depreciation of the interests sold was $649,814 and $27,078, respectively. For the three months ended March 31, 2002, the net gain was $6,448.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        Subsequent to March 31, 2002, the Partnership sold an additional 16.7763% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $308,000, which resulted in a net gain of approximately $52,000.

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. The remaining net sale proceeds were either reinvested in additional property or will be distributed to the Partners in the future.

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

        Subsequent to March 31, 2002, the Partnership sold 12.4047% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $222,000, which resulted in a net gain of approximately $43,000.

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

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

     10.1  Purchase  Agreement dated March 12, 2002  between  the
     Partnership and Giovanna Lukes Rendall relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

     10.2 Property Co-Tenancy Ownership Agreement dated April  2,
     2002 between the Partnership and Giovanna Lukes Rendall relating to the property at 305 N.E. Burnside Street, Gresham, Oregon.

     10.3  Purchase  Agreement dated April 3,  2002  between  the
     Partnership and Gary E. Moris relating to the property at 15950 Fredrick Drive, Plainfield, Illinois.

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 30, 2002        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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