Form 10QSB
period 2002-06-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2002-08-14
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of June 30, 2002 and December 31, 2001

         Statements for the Periods ended June 30, 2002 and 2001:

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

                          BALANCE SHEET

               JUNE 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS


                                                    2002            2001

CURRENT ASSETS:
  Cash and Cash Equivalents                     $ 2,205,412     $   391,847
  Receivables                                             0          10,000
                                                 -----------     -----------
          Total Current Assets                    2,205,412         401,847
                                                 -----------     -----------
INVESTMENTS IN REAL ESTATE:
  Land                                              922,884       1,954,142
  Buildings and Equipment                         2,006,311       3,411,231
  Accumulated Depreciation                         (451,585)       (827,392)
                                                 -----------     -----------
      Net Investments in Real Estate              2,477,610       4,537,981
                                                 -----------     -----------
          Total Assets                          $ 4,683,022     $ 4,939,828
                                                 ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.          $    25,260     $     9,644
  Distributions Payable                           1,909,899          91,239
  Unearned Rent                                      11,298               0
                                                 -----------     -----------
      Total Current Liabilities                   1,946,457         100,883
                                                 -----------     -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partners                                        0               0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,977 Units outstanding                      2,736,565       4,838,945
                                                 -----------     -----------
      Total Partners' Capital                     2,736,565       4,838,945
                                                 -----------     -----------
        Total Liabilities and Partners' Capital $ 4,683,022     $ 4,939,828
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                              Three Months Ended        Six Months Ended
                              6/30/02     6/30/01     6/30/02      6/30/01

INCOME:
   Rent                     $ 109,799   $ 119,001    $ 259,548    $ 246,019
   Investment Income            4,206      13,047        5,788       27,716
                             ---------   ---------    ---------    ---------
        Total Income          114,005     132,048      265,336      273,735
                             ---------   ---------    ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates                32,326      29,742       68,512       58,473
   Partnership Administration
     and Property Management -
     Unrelated Parties         10,352      11,505       22,616       18,767
   Depreciation                21,156      19,674       47,245       40,735
                             ---------   ---------    ---------    ---------
        Total Expenses         63,834      60,921      138,373      117,975
                             ---------   ---------    ---------    ---------

OPERATING INCOME               50,171      71,127      126,963      155,760

GAIN ON SALE OF REAL ESTATE   592,844     232,031      599,292      312,850
                             ---------   ---------    ---------    ---------
NET INCOME                  $ 643,015   $ 303,158    $ 726,255    $ 468,610
                             =========   =========    =========    =========

NET INCOME ALLOCATED:
   General Partners         $  27,274   $  13,532    $  28,286    $  15,186
   Limited Partners           615,741     289,626      697,969      453,424
                             ---------   ---------    ---------    ---------
                            $ 643,015   $ 303,158    $ 726,255    $ 468,610
                             =========   =========    =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,977 and 7,030 weighted average Units
 outstanding in 2002 and 2001,
 respectively.)             $   88.25   $   41.20    $  100.04    $   64.50
                             =========   =========    =========    =========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)


                                                       2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  Income                                     $   726,255   $   468,610

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                       47,245        40,735
     Gain on Sale of Real Estate                      (599,292)     (312,850)
     (Increase) Decrease in Receivable                  10,000        (5,441)
     Increase in Payable to
        AEI Fund Management, Inc.                       15,616        14,878
     Increase in Unearned Rent                          11,298             0
                                                    -----------   -----------
        Total Adjustments                             (515,133)     (262,678)
                                                    -----------   -----------
        Net Cash Provided By
        Operating Activities                           211,122       205,932
                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                                0      (881,281)
   Proceeds from Sale of Real Estate                 2,612,418     1,228,464
                                                    -----------   -----------
        Net Cash Provided By
        Investing Activities                         2,612,418       347,183
                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                 1,818,660       151,539
   Distributions to Partners                        (2,828,635)     (353,889)
                                                    -----------   -----------
        Net Cash Used For
          Financing Activities                      (1,009,975)     (202,350)
                                                    -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,813,565       350,765

CASH AND CASH EQUIVALENTS, beginning of period         391,847       941,722
                                                    -----------   -----------
CASH AND CASH EQUIVALENTS, end of period           $ 2,205,412   $ 1,292,487
                                                    ===========   ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  FOR THE PERIODS ENDED JUNE 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners     Total      Outstanding


BALANCE, December 31, 2000   $(31,930)  $ 4,648,784  $ 4,616,854    7,029.63

  Distributions                (3,539)     (350,350)    (353,889)

  Net Income                   15,186       453,424      468,610
                              --------   -----------  -----------  ----------
BALANCE, June 30, 2001       $(20,283)  $ 4,751,858  $ 4,731,575    7,029.63
                              ========   ===========  ===========  ==========


BALANCE, December 31, 2001   $      0   $ 4,838,945  $ 4,838,945    6,976.63

  Distributions               (28,286)   (2,800,349)  (2,828,635)

  Net Income                   28,286       697,969      726,255
                              --------   -----------  -----------  ----------
BALANCE, June 30, 2002       $      0   $ 2,736,565  $ 2,736,565    6,976.63
                              ========   ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002

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

                          JUNE 30, 2002
                           (Continued)

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002
                           (Continued)

(3)  Investments in Real Estate -

     Through  December  31, 2001, the Partnership  sold  its  80%
     interest in the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the six months ended June 30, 2001, the net gain was $214,938.

     Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the six months ended June 30, 2001, the net gain was $14,115.

     Through June 30, 2002, the Partnership sold 56.9743% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,052,098, which resulted in a net gain of $173,479. The total cost and related accumulated depreciation of the interests sold was $921,008 and $42,389, respectively. For the six months ended June 30, 2002 and 2001, the net gain was $59,017 and $83,797, respectively.

     Subsequent to June 30, 2002, the Partnership sold an additional 20.6743% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $373,000, which resulted in a net gain of approximately $60,000.

     On June 17, 2002, the Partnership sold the Hops Grill & Bar restaurant to an unrelated third party. The Partnership received net sale proceeds of $1,062,953, which resulted in a net gain of $360,381. At the time of sale, the cost and related accumulated depreciation were $1,094,373 and $391,801, respectively.

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     In May, 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.

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

     On April 5, 2002, the Partnership sold 12.4047% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of $223,593, which resulted in a net gain of $44,730. The cost and related accumulated depreciation of the interest sold was $182,685 and $3,822, respectively.

     Subsequent to June 30, 2002, the Partnership sold an additional 7.5953% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The
     Partnership  received  net  sale proceeds  of  approximately
     $135,000,  which  resulted in a net  gain  of  approximately
     $26,000.

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

     On June 26, 2002, the Partnership sold 4.8062% of the Children's World daycare center in West Bridgewater, Massachusetts to an unrelated third party. The Partnership received net sale proceeds of $106,531, which resulted in a net gain of $18,994. The cost and related accumulated depreciation of the interest sold was $89,285 and $1,748, respectively.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. In April and June, 2002, the Partnership distributed $808,081 and $1,818,182 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $114.67 and $258.00 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2002
                           (Continued)

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

    Market and economic conditions which affect the value of the properties the Partnership owns and the cash from rental income such properties generate;

    the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

    resolution by the General Partners of conflicts with which they may be confronted;

    the   success  of  the  General  Partners  of   locating
    properties with favorable risk return characteristics;

    the effect of tenant defaults; and

    the condition of the industries in which the tenants of properties owned by the Partnership operate.


Critical Accounting Policies


        The preparation of the Partnership's financial statements requires management to make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates these estimates on an ongoing basis, including those related to the carrying value of real estate and the allocation by AEI Fund Management, Inc. of expenses to the Partnership as opposed to other funds they manage.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        The Partnership purchases properties and records them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially records the properties at cost (including capitalized acquisition expenses). The Partnership is required to periodically evaluate the carrying value of properties to determine whether their realizable value has declined. For properties the Partnership will hold and operate, management determines whether impairment has occurred by comparing the property's probability-weighted cash flows to its current carrying value. For properties held for sale, management determines whether impairment has occurred by comparing the property's estimated fair value less cost to sell to its current carrying value. If the carrying value is greater than the realizable value, an impairment loss is recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis could cause material changes in the carrying value of the properties.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate some expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

Results of Operations

        For the six months ended June 30, 2002 and 2001, the Partnership recognized rental income of $259,548 and $246,019, respectively. During the same periods, the Partnership earned investment income of $5,788 and $27,716, respectively. In 2002, rental income increased mainly as a result of additional rent received from three property acquisitions in 2001. This increase in rental income was partially offset by a decrease in rental income due to property sales and a decrease in investment income due to the Partnership receiving less interest income from construction advances and lower money market interest rates in 2002.

        During the six months ended June 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $68,512 and $58,473, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $22,616 and $18,767, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of June 30, 2002, the Partnership's annualized cash distribution rate was 6.7%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Partnership's cash balances increased $1,813,565 as a result of cash generated from the sale of property, which was partially offset by distributions of sales proceeds to the Partners. Net cash provided by operating activities increased from $205,932 in 2001 to $211,122 in 2002 due to net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in income and an increase in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the six months ended June 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $2,612,418 and $1,228,464, respectively. During the six months ended June 30, 2001, the Partnership expended $881,281 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

        Through December 31, 2001, the Partnership sold its 80% interest in the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the six months ended June 30, 2001, the net gain was $214,938.

        Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the six months ended June 30, 2001, the net gain was $14,115.

        Through June 30, 2002, the Partnership sold 56.9743% of the Marie Callender's restaurant, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,052,098, which resulted in a net gain of $173,479. The total cost and related accumulated depreciation of the interests sold was $921,008 and $42,389, respectively. For the six months ended June 30, 2002 and 2001, the net gain was $59,017 and $83,797, respectively.

        Subsequent to June 30, 2002, the Partnership sold an additional 20.6743% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $373,000, which resulted in a net gain of approximately $60,000.

        On June 17, 2002, the Partnership sold the Hops Grill & Bar restaurant to an unrelated third party. The Partnership received net sale proceeds of $1,062,953, which resulted in a net gain of $360,381. At the time of sale, the cost and related accumulated depreciation were $1,094,373 and $391,801, respectively.

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

       In May, 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.

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

        On April 5, 2002, the Partnership sold 12.4047% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of $223,593, which resulted in a net gain of $44,730. The cost and related accumulated depreciation of the interest sold was $182,685 and $3,822, respectively.

        Subsequent to June 30, 2002, the Partnership sold an additional 7.5953% of the Children's World daycare center in Plainfield, Illinois to an unrelated third party. The Partnership received net sale proceeds of approximately $135,000, which resulted in a net gain of approximately $26,000.

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

       On June 26, 2002, the Partnership sold 4.8062% of the Children's World daycare center in West Bridgewater, Massachusetts to an unrelated third party. The Partnership received net sale proceeds of $106,531, which resulted in a net gain of $18,994. The cost and related accumulated depreciation of the interest sold was $89,285 and $1,748, respectively.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. In April and June, 2002, the Partnership distributed $808,081 and $1,818,182 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $114.67 and $258.00 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

      10.1 Purchase Agreement dated April 12, 2002 between the Partnership and the Charles and Judith Westfahl Community Trust relating to the property at 5601 Brodie Lane, Austin, Texas.

      10.2 Purchase Agreement dated May 6, 2002 between the Partnership and Schmitz Development Company relating to the property at 33086 U.S. Highway 19, Palm Harbor, Florida (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 17, 2002).

      99.1 Certification of Chief Executive Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification of Chief Financial Officer of General Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       b.  Reports filed on Form 8-K  -
                   During  the  quarter ended  June  30,
                   2002, the Partnership filed a Form 8-
                   K  dated June 17, 2002 reporting  the
                   sale  of the Hops restaurant in  Palm
                   Harbor, Florida.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 6, 2002        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



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