Form 10QSB
period 2002-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2002-11-14
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2002

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


                              INDEX




PART I. Financial Information

 Item 1. Balance Sheet as of September 30, 2002 and December 31, 2001

         Statements for the Periods ended September 30, 2002 and 2001:

           Income

           Cash Flows

           Changes in Partners' Capital

         Notes to Financial Statements

 Item 2. Management's Discussion and Analysis

 Item 3. Controls and Procedures

PART II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes in Securities

 Item 3. Defaults Upon Senior Securities

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 5. Other Information

 Item 6. Exhibits and Reports on Form 8-K

           Signatures

           Certifications

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

            SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                           (Unaudited)

                             ASSETS


                                                     2002           2001

CURRENT ASSETS:
  Cash and Cash Equivalents                      $   834,468    $   391,847
  Receivables                                              0         10,000
                                                  -----------    -----------
      Total Current Assets                           834,468        401,847
                                                  -----------    -----------
INVESTMENTS IN REAL ESTATE:
  Land                                               783,492      1,954,142
  Buildings and Equipment                          1,699,639      3,411,231
  Accumulated Depreciation                          (440,904)      (827,392)
                                                  -----------    -----------
      Net Investments in Real Estate               2,042,227      4,537,981
                                                  -----------    -----------
          Total Assets                           $ 2,876,695    $ 4,939,828
                                                  ===========    ===========


                       LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.           $     9,314    $     9,644
  Distributions Payable                              556,035         91,239
  Unearned Rent                                       11,299              0
                                                  -----------    -----------
      Total Current Liabilities                      576,648        100,883
                                                  -----------    -----------
PARTNERS' CAPITAL:
  General Partners                                         0              0
  Limited Partners, $1,000 Unit value;
   7,500 Units authorized and issued;
   6,977 Units outstanding                         2,300,047      4,838,945
                                                  -----------    -----------
    Total Partners' Capital                        2,300,047      4,838,945
                                                  -----------    -----------
      Total Liabilities and Partners' Capital    $ 2,876,695    $ 4,939,828
                                                  ===========    ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)


                             Three Months Ended        Nine Months Ended
                            9/30/02      9/30/01     9/30/02      9/30/01

INCOME:
   Rent                   $  69,825     $ 109,264   $ 329,373    $ 355,283
   Investment Income          2,929        16,795       8,717       44,511
                           ---------     ---------   ---------    ---------
        Total Income         72,754       126,059     338,090      399,794
                           ---------     ---------   ---------    ---------

EXPENSES:
   Partnership Administration -
     Affiliates              19,271        35,070      87,783       93,543
   Partnership Administration
     and Property Management -
     Unrelated Parties        5,228         5,766      27,844       24,533
   Depreciation              13,510        17,251      60,755       57,986
                           ---------     ---------   ---------    ---------
        Total Expenses       38,009        58,087     176,382      176,062
                           ---------     ---------   ---------    ---------

OPERATING INCOME             34,745        67,972     161,708      223,732

GAIN ON SALE OF REAL ESTATE  89,820       109,075     689,112      421,925
                           ---------     ---------   ---------    ---------
NET INCOME                $ 124,565     $ 177,047   $ 850,820    $ 645,657
                           =========     =========   =========    =========

NET INCOME ALLOCATED:
   General Partners       $   5,611     $  11,271   $  33,897    $  26,457
   Limited Partners         118,954       165,776     816,923      619,200
                           ---------     ---------   ---------    ---------
                          $ 124,565     $ 177,047   $ 850,820    $ 645,657
                           =========     =========   =========    =========

NET INCOME PER
 LIMITED PARTNERSHIP UNIT
 (6,977 and 7,030 weighted average
 Units outstanding in 2002 and 2001,
 respectively.)           $   17.05     $   23.58   $  117.09    $   88.08
                           =========     =========   =========    =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)

                                                      2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                     $   850,820   $   645,657

   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                      60,755        57,986
     Gain on Sale of Real Estate                     (689,112)     (421,925)
     Decrease in Receivables                           10,000        10,000
     Increase (Decrease) in Payable to
        AEI Fund Management, Inc.                        (330)        5,662
     Increase in Unearned Rent                         11,299        17,920
                                                   -----------   -----------
        Total Adjustments                            (607,388)     (330,357)
                                                   -----------   -----------
        Net Cash Provided By
        Operating Activities                          243,432       315,300
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in Real Estate                               0    (1,043,381)
   Proceeds from Sale of Real Estate                3,124,111     1,472,439
                                                   -----------   -----------
        Net Cash Provided By
        Investing Activities                        3,124,111       429,058
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in Distributions Payable                  464,796            48
   Distributions to Partners                       (3,389,718)     (455,076)
                                                   -----------   -----------
        Net Cash Used For
         Financing Activities                      (2,924,922)     (455,028)
                                                   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             442,621       289,330

CASH AND CASH EQUIVALENTS, beginning of period        391,847       941,722
                                                   -----------   -----------
CASH AND CASH EQUIVALENTS, end of period          $   834,468   $ 1,231,052
                                                   ===========   ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIODS ENDED SEPTEMBER 30

                           (Unaudited)



                                                                    Limited
                                                                  Partnership
                             General      Limited                    Units
                             Partners     Partners      Total     Outstanding


BALANCE, December 31, 2000  $(31,930)  $4,648,784    $4,616,854     7,029.63

  Distributions               (4,551)    (450,525)     (455,076)

  Net Income                  26,457      619,200       645,657
                             ---------  ----------    ----------   ----------
BALANCE, September 30, 2001 $(10,024)  $4,817,459    $4,807,435     7,029.63
                             =========  ==========    ==========   ==========


BALANCE, December 31, 2001  $      0   $4,838,945    $4,838,945     6,976.63

  Distributions              (33,897)  (3,355,821)   (3,389,718)

  Net Income                  33,897      816,923       850,820
                             ---------  ----------    ----------   ----------
BALANCE, September 30, 2002 $      0   $2,300,047    $2,300,047     6,976.63
                             =========  ==========    ==========   ==========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

                       SEPTEMBER 30, 2002
                           (Continued)

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

     Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the nine months ended September 30, 2001, the net gain was $14,115.

     Through September 30, 2002, the Partnership sold 77.6486% of the Marie Callender's restaurant, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,426,820, which resulted in a net gain of $235,064. The total cost and related accumulated depreciation of the interests sold was $1,255,215 and $63,459, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $120,602 and $83,797, respectively.

     Subsequent to September 30, 2002, the Partnership sold an additional 9.8684% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $178,000, which resulted in a net gain of approximately $29,000.

     On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $749,586. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)

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

     On May 14, 2001, the Partnership purchased a 20% interest in a Children's World daycare center in Plainfield, Illinois for $294,542. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $28,215. The remaining interests in the property were purchased by AEI
     Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

     During  the  nine  months  ended  September  30,  2002,  the
     Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively.

     On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts for $1,058,890. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,481. The remaining interest in the property was purchased by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2002
                           (Continued)


(3)  Investments in Real Estate - (Continued)

     On June 17, 2002, the Partnership sold the Hops Grill & Bar restaurant to an unrelated third party. The Partnership received net sale proceeds of $1,062,953, which resulted in a net gain of $360,381. At the time of sale, the cost and related accumulated depreciation were $1,094,373 and $391,801, respectively.

     In July, 2002, the Partnership entered into an Agreement to sell the Jack-in-the-Box restaurant in Fort Worth, Texas to an unrelated third party. The net sale proceeds will be approximately $890,000 which will result in a net gain of approximately $215,000.

     In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. In April, June, and September 2002, the Partnership distributed $808,081, $1,818,182 and $505,050 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $114.67, $258.00 and $71.67 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

(4)  Payable to AEI Fund Management -

     AEI Fund Management, Inc. performs the administrative and operating functions for the Partnership. The payable to AEI Fund Management represents the balance due for those services. This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(5)  Liquidation of Partnership -

     In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

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


The Application of Critical Accounting Policies

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

         Management   of  the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the nine months ended September 30, 2002 and 2001, the Partnership recognized rental income of $329,373 and $355,283, respectively. During the same periods, the Partnership earned investment income of $8,717 and $44,511, respectively. In 2002, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from three property acquisitions in 2001. In 2002, investment income decreased mainly due to the Partnership receiving less interest income from construction advances and lower money market interest rates.

        During the nine months ended September 30, 2002 and 2001, the Partnership paid Partnership administration expenses to affiliated parties of $87,783 and $93,543, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $27,844 and $24,533, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

        As of September 30, 2002, the Partnership's annualized cash distribution rate was 6.7%, based on the Adjusted Capital Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. The proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS  (Continued)

        During the nine months ended September 30, 2002, the Partnership's cash balances increased $442,621 as a result of cash generated from the sale of property, which was partially offset by distributions of sales proceeds to the Partners. Net cash provided by operating activities decreased from $315,300 in 2001 to $243,432 in 2002 due to a decrease in income in 2002 and net timing differences in the collection of payments from the lessees and the payment of expenses, which were partially offset by a decrease in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the nine months ended September 30, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $3,124,111 and $1,472,439, respectively. During the nine months ended September 30, 2001, the Partnership expended $1,043,381 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the nine months ended September 30, 2001, the net gain was $14,115.

        Through September 30, 2002, the Partnership sold 77.6486% of the Marie Callender's restaurant, in six separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,426,820, which resulted in a net gain of $235,064. The total cost and related accumulated depreciation of the interests sold was $1,255,215 and $63,459, respectively. For the nine months ended September 30, 2002 and 2001, the net gain was $120,602 and $83,797, respectively.

        Subsequent to September 30, 2002, the Partnership sold an additional 9.8684% of the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $178,000, which resulted in a net gain of approximately $29,000.

       On March 8, 2001, the Partnership purchased a 33% interest in a parcel of land in Austin, Texas for $373,560. The land is leased to Kona Restaurant Group, Inc. (KRG) under a Lease Agreement with a primary term of 17 years and annual rental payments of $39,224. Simultaneously with the purchase of the land, the Partnership entered into a Development Financing Agreement under which the Partnership advanced funds to KRG for the construction of a Johnny Carino's restaurant on the site. The Partnership charged interest on the advances at a rate of 10.5%. On September 26, 2001, after the development was completed, the Lease Agreement was amended to require annual rental payments of $79,452. The Partnership's share of the total acquisition costs, including the cost of the land, was $749,586. The remaining interests in the property were purchased by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership.


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

        On May 14, 2001, the Partnership purchased a 20% interest in a Children's World daycare center in Plainfield, Illinois for $294,542. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $28,215. The remaining interests in the property were purchased by AEI Income & Growth Fund XXII Limited Partnership and AEI Private Net Lease Millennium Fund Limited Partnership, affiliates of the Partnership.

        During the nine months ended September 30, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively.

       On October 25, 2001, the Partnership purchased a 57% interest in a Children's World daycare center in West Bridgewater, Massachusetts for $1,058,890. The property is leased to ARAMARK Educational Resources, Inc. under a Lease Agreement with a primary term of 15 years and annual rental payments of $99,481. The remaining interest in the property was purchased by AEI Fund Management XVII, Inc., an affiliate of the Partnership.

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

        In July, 2002, the Partnership entered into an Agreement to sell the Jack-in-the-Box restaurant in Fort Worth, Texas to an unrelated third party. The net sale proceeds will be approximately $890,000 which will result in a net gain of approximately $215,000.

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

        In June 2001, the Partnership distributed $151,515 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $21.34 per Limited Partnership Unit. In April, June, and September 2002, the Partnership distributed $808,081, $1,818,182 and $505,050 of the net sale proceeds to the Limited and General Partners which represented a return of capital of $114.67, $258.00 and $71.67 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.


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

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of fifty-nine Limited Partners redeemed 523.37 Partnership Units for $345,913. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from property sales through the date of liquidation, should be adequate to fund continuing distributions and meet other Partnership obligations.

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) related to the Partnership as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in timely alerting them to the material information relating to the Partnership required to be included in periodic SEC filings.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the period covered by this report or, to the Managing General Partner's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. In order for the proposal to be approved, a majority of the Voting Units must be voted in favor of the proposal.

        Of the 6,820 Voting Units, 5,320 voted for the proposal, 25 voted against and 10 abstained. As a result, the proposal was approved.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -
                             Description

10.1 Purchase and Sale Agreement dated July 12, 2002 between the Partnership and Randall K. Gonzalez as Trustee for a to be formed Texas L.P. relating to the property at 3459 Alta Mesa Blvd., Fort Worth, Texas.

99.1  Certification  of Chief Executive  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  of Chief Financial  Officer  of  General
      Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)  Reports filed on Form  8-K  -  None


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 1, 2002      AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By: /s/ Robert P Johnson
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ Mark E Larson
                                      Mark E. Larson
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 85-A Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 1, 2002         /s/ Robert P Johnson
                                     Robert P. Johnson, President
                                     Net Lease Management 85-A, Inc.
                                     Managing General Partner



                         CERTIFICATIONS


I, Mark E. Larson, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of  AEI
Real Estate Fund 85-A Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge; the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b)   evaluated  the  effectiveness  of  the  registrant's
disclosure  controls and procedures as of a date within  90  days
prior   to  the  filing  date  of  this  quarterly  report   (the
"Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 1, 2002         /s/ Mark E Larson
                                    Mark E. Larson, Chief Financial Officer
                                    Net Lease Management 85-A, Inc.
                                    Managing General Partner