Form 10KSB
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2003-03-31
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

             Annual Report Under Section 13 or 15(d)
             of The Securities Exchange Act of 1934

          For the Fiscal Year Ended:  December 31, 2002

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

The Issuer's revenues for year ended December 31, 2002 were $422,520.

As of February 28, 2003, there were 6,908.128 Units of limited partnership interest in the registrant outstanding and owned by nonaffiliates of the registrant, which Units had an aggregate market value (based solely on the price at which they were sold since there is no ready market for such Units) of $6,908,128.

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

        In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

Leases

       Although there are variations in the specific terms of the leases, the following is a summary of the general terms of the Partnership's leases. The properties are leased to various tenants under triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses for the property. The initial lease terms are for 15 to 20 years. The leases provide for base annual rental payments, payable in monthly installments, and contain rent clauses which entitle the Partnership to receive additional rent in future years based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions. The leases provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

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

       Through December 31, 2002, the Partnership sold 87.517% of the Marie Callender's restaurant, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,605,436, which resulted in a net gain of $265,112. The total cost and related accumulated depreciation of the interests sold was $1,414,741 and $74,417, respectively. For the years ended December 31, 2002 and 2001, the net gain was $150,650 and $114,462, respectively.

        Subsequent to December 31, 2002, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $232,000, which resulted in a net gain of approximately $45,000.

        In May 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.

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

ITEM 1.   DESCRIPTION OF BUSINESS.  (Continued)

       Subsequent to December 31, 2002, the Partnership sold an additional 11.0698% of the Children's World daycare center, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $258,000, which resulted in a net gain of approximately $60,000.

       In July 2002, the Partnership entered into an agreement to sell the Jack-in-the-Box restaurant in Fort Worth, Texas to an unrelated third party. On December 18, 2002 the sale closed with the Partnership receiving net sale proceeds of $897,165, which resulted in a net gain of $224,980. At the time of sale, the cost and related accumulated depreciation were $1,005,585 and $333,400, respectively.

        During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively.

Major Tenants

        During 2002, four tenants each contributed more than ten percent of the Partnership's total rental revenue. The major tenants in aggregate contributed 90% of total rental revenue in 2002. With the planned liquidation of the Partnership, the major tenant information will no longer be applicable.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.

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

The following table is a summary of the properties that the Partnership acquired and owned as of December 31, 2002.

                             Total Historical               Annual   Annual
                   Purchase     Property                    Lease    Rent Per
Property             Date   Acquisition Costs  Lessee       Payment  Sq. Ft.

Chevy's Fresh Mex Restaurant
   (formerly Rio Bravo)                         The
   St. Paul, MN                             Bonaventure
   (7.6482%)          12/13/85 $135,265        Group         $12,285 $ 14.09

Arby's Restaurant
   Hudsonville, MI                             RTM
   (1.0221%)            9/3/99 $11,358     Mid-America, Inc. $ 1,024 $ 30.31

Marie Callender's Restaurant
   Gresham, OR                              Marie Callender
   (12.483%)           9/28/99 $201,792     Pie Shops, Inc.  $18,974 $ 25.92

Children's World Daycare                        ARAMARK
   West Bridgewater, MA                       Educational
   (52.1938%)         10/25/01 $969,605     Resources, Inc.  $91,093 $ 17.45

        The properties listed above with a partial ownership percentage are owned with affiliates of the Partnership and/or unrelated third parties. The remaining interest in the Children's World daycare center in West Bridgewater, Massachusetts is owned by AEI Fund Management XVII, Inc. and unrelated third parties. The remaining interests in the Chevy's Fresh Mex, Arby's and Marie Callender's restaurants are owned by unrelated third parties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES.  (Continued)

       The initial Lease terms are 20 years, except for the Marie Callender's restaurant and the Children's World daycare center, which have Lease terms of 15 years. The Leases have renewal options which may extend the Lease term an additional 10 to 20 years.

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

        During the last five years or since the date of purchase, if purchased after December 31, 1997, all properties listed above were 100% occupied.

ITEM 3.   LEGAL PROCEEDINGS.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS.

        As of December 31, 2002, there were 682 holders of record of the registrant's Limited Partnership Units. There is no other class of security outstanding or authorized. The registrant's Units are not a traded security in any market. However, the Partnership may acquire Units from Limited Partners who have tendered their Units to the Partnership. Such Units may be acquired at a discount. The Partnership is not obligated to purchase in any year more than 5% of the total number of Units originally sold. In no event shall the Partnership be obligated to purchase Units if, in the sole discretion of the Managing General Partner, such purchase would impair the capital or operation of the Partnership.

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 59 Limited Partners redeemed 523.37 Partnership Units for $345,913. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
          RELATED SECURITY HOLDER MATTERS. (Continued)

        Cash distributions of $44,477 and $5,708 were made to the General Partners and $4,403,168 and $550,699 were made to the Limited Partners in 2002 and 2001, respectively. The distributions were made on a quarterly basis and represent Net Cash Flow, as defined, except as discussed below. These distributions should not be compared with dividends paid on capital stock by corporations.

        As part of the Limited Partner distributions discussed above, the Partnership distributed $4,100,000 and $150,000 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.

        The Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated application of cash, expected returns from rental income, growth in revenue, taxation levels, the sufficiency of cash to meet operating expenses, rates of distribution, and other matters. These, and other forward looking statements made by the Partnership, must be evaluated in the context of a number of factors that may affect the Partnership's financial condition and results of operations, including the following:

       - Market and economic conditions which affect the value of the properties the Partnership will realize in liquidation and the cash from rental income such properties generate;

       - the federal income tax consequences of rental income, deductions, gain on sales and other items and the affects of these consequences for the Partners;

       - resolution by the General Partners of conflicts with which they may be confronted;

       - the effect of tenant defaults; and

       - the condition of the industries in which the tenants of properties owned by the Partnership operate.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        Through September 23, 2002, the Partnership purchased properties and recorded them in the financial statements at the lower of cost or estimated realizable value. The Partnership initially recorded the properties at cost (including capitalized acquisition expenses). The Partnership was required to periodically evaluate the carrying value of properties to determine whether their realizable value declined. For properties the Partnership would hold and operate, management determined whether impairment occurred by comparing the property's probability-weighted cash flows to its then current carrying value. For properties held for sale, management determined whether impairment occurred by comparing the property's estimated fair value less cost to sell to its then current carrying value. If the carrying value was greater than the realizable value, an impairment loss was recorded to reduce the carrying value of the property to its realizable value. A change in these assumptions or analysis may have caused material changes in the carrying value of the properties.

        Effective September 24, 2002, the Partnership adopted the liquidation basis of accounting as a result of the Partnership approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At December 31, 2002, the estimated real estate values are based upon subsequent sales of the properties or estimated values based upon sales negotiations in progress or comparable sales. Any changes in these estimates could cause material changes in the net assets in liquidation.

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

Results of Operations

        For the years ended December 31, 2002 and 2001, while in the operating and liquidation phases, the Partnership recognized rental income of $411,982 and $496,710, respectively. During the same periods, the Partnership earned investment income of $10,538 and $47,540, respectively. In 2002, rental income decreased due to property sales. This decrease in rental income was partially offset by additional rent received from three property acquisitions in 2001. In 2002, investment income decreased mainly due to the Partnership receiving less interest income from construction advances and lower money market interest rates.

        At December 31, 2002, the Partnership recognized an adjustment of estimated value of ($987,541) resulting from adopting the liquidation basis of accounting and recording their assets at estimated net realizable value and liabilities at the amount estimated to be paid.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

        During the years ended December 31, 2002 and 2001, while
in the operating and liquidation phases, the  Partnership   paid
Partnership administration expenses to affiliated parties of $96,756 and $114,450, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $25,110 and $22,266, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

       As of December 31, 2002, the Partnership's annualized cash distribution rate was 6.5%, based on the Adjusted Capital
Contribution. Distributions of Net Cash Flow to the General Partners were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to Limited Partners and 1% to the General Partners.

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

Liquidity and Capital Resources

        In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

       During the year ended December 31, 2002, the Partnership's cash balances increased $1,008,980 as a result of cash generated from the sale of property, which was partially offset by distributions of sales proceeds to the Partners. Net cash provided by operating activities decreased from $402,524 in 2001 to $294,217 in 2002 due to a decrease in income in 2002, which was partially offset by a decrease in Partnership administration expenses in 2002.

        The major components of the Partnership's cash flow from investing activities are investments in real estate and proceeds from the sale of real estate. During the years ended December 31, 2002 and 2001, the Partnership generated cash flow from the sale of real estate of $4,199,892 and $1,721,398, respectively. During the year ended December 31, 2001, the Partnership expended $2,103,019 to invest in real properties (inclusive of acquisition expenses) as the Partnership reinvested cash generated from property sales.

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

        Through December 31, 2001, the Partnership sold its 80% interest in the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a total net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the year ended December 31, 2001, the net gain was $338,903.

        Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the year ended December 31, 2001, the net gain was $14,115.

       Through December 31, 2002, the Partnership sold 87.517% of the Marie Callender's restaurant, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,605,436, which resulted in a net gain of $265,112. The total cost and related accumulated depreciation of the interests sold was $1,414,741 and $74,417, respectively. For the years ended December 31, 2002 and 2001, the net gain was $150,650 and $114,462, respectively.

        Subsequent to December 31, 2002, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $232,000, which resulted in a net gain of approximately $45,000.

        In May 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       Subsequent to December 31, 2002, the Partnership sold an additional 11.0698% of the Children's World daycare center, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $258,000, which resulted in a net gain of approximately $60,000.

       In July 2002, the Partnership entered into an agreement to sell the Jack-in-the-Box restaurant in Fort Worth, Texas to an unrelated third party. On December 18, 2002 the sale closed with the Partnership receiving net sale proceeds of $897,165, which resulted in a net gain of $224,980. At the time of sale, the cost and related accumulated depreciation were $1,005,585 and $333,400, respectively.

       During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively.

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

         During 2002 and 2001, the Partnership distributed $4,141,414 and $151,515 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $587.68 and $21.34 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

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

       During 2002, the Partnership did not redeem any units from the Limited Partners. In prior years, a total of 59 Limited Partners redeemed 523.37 Partnership Units for $345,913. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

       The continuing rent payments from the properties, together with cash generated from property sales, should be adequate to fund continuing distributions and meet other obligations.

ITEM 7.   FINANCIAL STATEMENTS.

       See accompanying index to financial statements.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Auditors                               13

Statement of Net Assets Available for Liquidation at
   December 31, 2002                                         14

Balance Sheet as of December 31, 2001                        15

Statement of Liquidating Activities for the Period From
   September 24, 2002 to December 31, 2002                   16

Statements for the Period From January 1, 2002 to
   September 23, 2002 and for the Year Ended December 31, 2001:

     Income                                                  17

     Cash Flows                                              18

     Changes in Partners' Capital                            19

Notes to Financial Statements                           20 - 29




                 REPORT OF INDEPENDENT AUDITORS



To the Partners:
AEI Real Estate Fund 85-A Limited Partnership
St. Paul, Minnesota



      We have audited the accompanying balance sheet of AEI Real Estate Fund 85-A Limited Partnership (a Minnesota limited partnership) as of December 31, 2001, and the related statements of income, cash flows and changes in partners' capital for the year then ended and the statements of income, cash flows and changes in partners' capital for the period from January 1, 2002 to September 23, 2002. We also have audited the statement of net assets available for liquidation of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 2002, and the related statement of liquidating activities for the period from September 24, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As described in the Notes to the financial statements, the Partners of AEI Real Estate Fund 85-A Limited Partnership approved a plan of liquidation on September 24, 2002, and the Partnership began liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods after September 23, 2002, from the going concern basis to the liquidation basis.

      In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AEI Real Estate Fund 85-A Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended and for the period from January 1, 2002, to September 23, 2002, its net assets available for liquidation as of December 31, 2002, and the statement of liquidating activities for the period from September 24, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the bases of accounting described in the preceding paragraph.




Minneapolis, Minnesota         Boulay, Heutmaker, Zibell & Co. P.L.L.P.
January 21, 2003               Certified Public Accountants

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                        DECEMBER 31, 2002





ASSETS:
  Cash                                             $ 1,400,827
  Receivables                                           22,609
  Investments in Real Estate                         1,525,000
                                                     ---------
          Total Assets                               2,948,436
                                                     ---------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                  15,816
  Distributions Payable                              1,053,755
                                                     ---------
          Total Liabilities                          1,069,571
                                                     ---------
      NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
        including 6,977 Limited Partnership
        Units outstanding                          $ 1,878,865
                                                      ========











 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                          BALANCE SHEET

                        DECEMBER 31, 2001

                             ASSETS




CURRENT ASSETS:
  Cash and Cash Equivalents                         $  391,847
  Receivables                                           10,000
                                                     ---------
          Total Current Assets                         401,847
                                                     ---------
INVESTMENTS IN REAL ESTATE:
  Land                                               1,954,142
  Buildings and Equipment                            3,411,231
  Accumulated Depreciation                            (827,392)
                                                     ---------
      Net Investments in Real Estate                 4,537,981
                                                     ---------
          Total Assets                              $4,939,828
                                                     =========


                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to AEI Fund Management, Inc.              $    9,644
  Distributions Payable                                 91,239
                                                     ---------
      Total Current Liabilities                        100,883
                                                     ---------
PARTNERS' CAPITAL:
  General Partners                                           0
  Limited Partners, $1,000 Unit value;
     7,500 Units authorized and issued;
     6,977 Units outstanding in 2001                 4,838,945
                                                     ---------
      Total Partners' Capital                        4,838,945
                                                     ---------
           Total Liabilities and Partners' Capital  $4,939,828
                                                      ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

   FOR THE PERIOD FROM SEPTEMBER 24, 2002 TO DECEMBER 31, 2002




SOURCES OF ADDITIONAL CASH:
  Rent                                              $   48,701
  Investment Income                                      1,821
  Proceeds from Sale of Real Estate                  1,075,781
                                                     ---------
      Total Sources of Additional Cash               1,126,303
                                                     ---------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates                2,471
  Partnership Administration and Property
     Management - Unrelated Parties                     (2,734)
  Distributions to Partners                            560,207
                                                     ---------
      Total Uses of Additional Cash                    559,944
                                                     ---------
INCREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                                  566,359
                                                     ---------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase in Net Realizable values of:
     Receivables and Unearned Rent, Net                 33,908
     Real Estate                                       303,526
     Payable to AEI Fund Management, Inc.               (6,502)
     Distributions Payable                            (497,720)
  Cost of Real Estate Sold from September 24, 2002
      To December 31, 2002                            (820,753)
                                                     ---------
           Total Adjustment of Estimated Values       (987,541)
                                                     ---------

DECREASE IN NET ASSETS IN LIQUIDATION                 (421,182)

BEGINNING NET ASSETS IN LIQUIDATION
  (PARTNERS' CAPITAL AT SEPTEMBER 23, 2002)          2,300,047
                                                     ---------
ENDING NET ASSETS IN LIQUIDATION                    $1,878,865
                                                      ========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

    FOR THE PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 23, 2002
            AND FOR THE YEAR ENDED DECEMBER 31, 2001


                                             2002       2001

INCOME:
  Rent                                     $  329,373 $  496,710
  Investment Income                             8,717     47,540
                                            ---------  ---------
      Total Income                            338,090    544,250
                                            ---------  ---------

EXPENSES:
  Partnership Administration - Affiliates 87,783 114,450 Partnership Administration and Property
     Management - Unrelated Parties            27,844     22,266
  Depreciation                                 60,755     82,125
                                            ---------  ---------
      Total Expenses                          176,382    218,841
                                            ---------  ---------

OPERATING INCOME                              161,708    325,409

GAIN ON SALE OF REAL ESTATE                   689,112    467,480
                                            ---------  ---------
NET INCOME                                 $  850,820 $  792,889
                                             ========   ========

NET INCOME ALLOCATED:
  General Partners                         $   33,897 $   37,638
  Limited Partners                            816,923    755,251
                                            ---------  ---------
                                           $  850,820 $  792,889
                                             ========   ========

NET INCOME PER LIMITED PARTNERSHIP UNIT
(6,977 and 7,016 weighted average Units
   outstanding for the
   periods, respectively)                  $   117.09 $   107.65
                                             ========   ========


      The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

    FOR THE PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 23, 2002
            AND FOR THE YEAR ENDED DECEMBER 31, 2001


                                               2002       2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                               $  850,820 $  792,889

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                              60,755     82,125
     Gain on Sale of Real Estate             (689,112)  (467,480)
     Decrease in Receivables                   10,000          0
     Increase in Payable to
        AEI Fund Management, Inc.                (330)    (5,010)
     Increase in Unearned Rent                 11,299          0
                                            ---------  ---------
       Total Adjustments                     (607,388)  (390,365)
                                            ---------  ---------
       Net Cash Provided By
           Operating Activities               243,432    402,524
                                            ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in Real Estate                        0 (2,103,019)
  Proceeds from Sale of Real Estate         3,124,111  1,721,398
                                            ---------  ---------
       Net Cash Provided By (Used For)
           Investing Activities             3,124,111   (381,621)
                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable           464,796         20
  Distributions to Partners                (3,389,718)  (556,262)
  Redemption Payments                               0    (14,536)
                                            ---------  ---------
       Net Cash Used For
           Financing Activities            (2,924,922)  (570,778)
                                            ---------  ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                      442,621   (549,875)

CASH AND CASH EQUIVALENTS,
beginning of period                           391,847    941,722
                                            ---------  ---------
CASH AND CASH EQUIVALENTS,
end of period                              $  834,468 $  391,847
                                             ========   ========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

    FOR THE PERIOD FROM JANUARY 1, 2002 TO SEPTEMBER 23, 2002
            AND FOR THE YEAR ENDED DECEMBER 31, 2001




                                                             Limited
                                                           Partnership
                              General   Limited               Units
                             Partners  Partners     Total  Outstanding


BALANCE, December 31, 2000 $(31,930) $4,648,784  $4,616,854  7,029.63

  Distributions              (5,563)   (550,699)   (556,262)

  Redemption Payments          (145)    (14,391)    (14,536)   (53.00)

  Net Income                 37,638     755,251     792,889
                            -------   ---------    --------  --------
BALANCE, December 31, 2001        0   4,838,945   4,838,945  6,976.63

  Distributions             (33,897) (3,355,821) (3,389,718)

  Net Income                 33,897     816,923     850,820
                            -------   ---------    --------  --------
BALANCE, September 23, 2002 $     0  $2,300,047  $2,300,047  6,976.63
                            =======  ==========  ==========  =======





 The accompanying Notes to Financial Statements are an integral part of this statement.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001


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

                   DECEMBER 31, 2002 AND 2001

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

     In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner will proceed with the planned liquidation of the Partnership.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

     Financial Statement Presentation

       Pursuant to a vote of the Partners, the Partnership is being liquidated. Effective September 24, 2002, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Accounting Estimates

       Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues, expenses, and sources and uses of additional cash. Actual results could differ from those estimates.

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

     Receivables

       Credit  terms are extended to tenants in the normal course
       of  business.   The  Partnership performs  ongoing  credit
       evaluations of its customers' financial condition and, generally, requires no collateral.

       Receivables are recorded at their estimated net realizable value. The Partnership follows a policy of providing an allowance for doubtful accounts; however, based on historical experience, and its evaluation of the current status of receivables, the Partnership is of the belief that such accounts will be collectible in all material respects and thus an allowance is not necessary. Accounts are considered past due if payment is not made on a timely basis in accordance with the Partnership's credit terms. Receivables considered uncollectible are written off.

     Income Taxes

       The income or loss of the Partnership for federal income tax reporting purposes is includable in the income tax returns of the partners. In general, no recognition has been given to income taxes in the accompanying financial statements.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

       Real  estate is recorded at the lower of cost or estimated
       net   realizable  value  at  December  31,  2001  and   at
       estimated net realizable value at December 31, 2002. Through September 23, 2002, the Partnership compared the
       carrying  amount  of  its   properties  to  the  estimated
       probability-weighted future cash flows expected to result from the property and its eventual disposition. If the sum of the expected future cash flows was less than the carrying amount of the property, the Partnership recognizes
       an impairment loss by the amount  by  which the   carrying
       amount of the property exceeds the fair value of the property.

       The Partnership capitalized as Investments in Real Estate certain costs incurred in the review and acquisition of the properties. The costs were allocated to the land, buildings and equipment.

       The  buildings  and  equipment  of  the  Partnership  were depreciated  using the straight-line method for  financial reporting purposes based on estimated useful lives  of  30 years and 10 years respectively.

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

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS -

     The Partnership owned a 20% interest in a Children's World daycare center in Plainfield, Illinois. The remaining interests in this property are owned by AEI Income & Growth Fund XXII Limited Partnership, an affiliate of the Partnership, and unrelated third parties. AEI Private Net Lease Millennium Fund Limited Partnership, an affiliate of the Partnership, owned a 55% interest in this property until the interest was sold, in a series of transactions, to unrelated third parties in 2002. The Partnership owned a 33% interest in Johnny Carino's restaurant. The remaining interests in this property were owned by AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership and AEI Income & Growth Fund 23 LLC, affiliates of the Partnership. At December 31, 2002, the Partnership owned a 52.1938% interest in a Children's World daycare center in West Bridgewater, Massachusetts. The remaining interests in this property are owned by AEI Fund Management XVII, Inc., an affiliate of the Partnership, and unrelated third parties. The Partnership owned an 80% interest in a Tractor Supply Company store. AEI Real Estate Fund XV Limited Partnership, an affiliate of the Partnership, owned a 20% interest in this property until the interest was sold to unrelated third parties in a series of transactions with the last sale occurring in September 2002.

     AEI   and  NLM  received  the  following  compensation   and
     reimbursements for costs and expenses from the Partnership:

                                       Total Incurred by the Partnership
                                         for the Years Ended December 31

                                                     2002       2001

a.AEI and NLM are reimbursed for all costs
  incurred in connection with managing the
  Partnership's operations, maintaining the
  Partnership's books and communicating
  the results of operations to the Limited
  Partners.                                        $  96,756  $ 114,450
                                                    ========   ========

b.AEI and NLM are reimbursed for all direct
  expenses they have paid on the Partnership's
  behalf to third parties relating to Partnership
  administration and property management.
  These expenses included printing costs,
  legal and filing fees, direct administrative costs,
  outside audit and accounting costs, taxes,
  insurance and other property costs.              $  25,110  $  22,266
                                                    ========   ========

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(3)  RELATED PARTY TRANSACTIONS - (Continued)

                                     Total Incurred by the Partnership
                                      for the Years Ended December 31

c.AEI is reimbursed for all costs and direct
  expenses incurred by it in acquiring properties
  on behalf of the Partnership.  The amounts are net
  of financing and commitment fees and expense
  reimbursements received by the Partnership from
  the lessees in the amount of $20,919 in 2001.     $      0  $   6,229
                                                     =======   ========

d.AEI is reimbursed for all costs incurred in
  connection with the sale of property.             $101,213  $  62,013
                                                    ========   ========

     The payable to AEI Fund Management, Inc. represents the balance due for the services described in 3a, b, c and d.
     This balance is non-interest bearing and unsecured and is to be paid in the normal course of business.

(4)  INVESTMENTS IN REAL ESTATE -

     The Partnership leases its properties to various tenants through triple net leases, which are classified as operating leases. Under a triple net lease, the lessee is responsible for all real estate taxes, insurance, maintenance, repairs and operating expenses of the property. The initial Lease terms are 20 years, except for the Marie Callender's restaurant and the Children's World daycare center, which have Lease terms of 15 years. The Leases have renewal options which may extend the Lease term an additional 10 to 20 years. The Leases contain clauses which entitle the Partnership to receive additional rent in future years, based on stated rent increases or if gross receipts for the property exceed certain specified amounts, among other conditions.

     The Partnership's properties are commercial, single-tenant buildings. The Rio Bravo was constructed in 1984 and acquired in 1985. The land for the Arby's restaurant was acquired in 1998 and construction of the restaurant was completed in 1999. The Marie Callender's restaurant was constructed in 1998 and acquired in 1999. The Children's World daycare center in West Bridgewater, Massachusetts was constructed in 2000 and acquired in 2001. There have been no costs capitalized as improvements subsequent to the acquisitions.

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2002, the estimated real estate values are based upon subsequent sales of the properties or estimated values based upon sales negotiations in progress or comparable sales. The adjustment increased Investments in Real Estate by $303,526. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     The historical cost and related accumulated depreciation and
     estimated  net  realizable  values  of  the  properties   at
     December 31, 2002 are as follows:
                                                                  Liquidation
                        __________Historical_Cost_Basis__________ ___Basis___

                                                                       Net
                                Buildings and         Accumulated  Realizable
Property                Land      Equipment    Total  Depreciation    Value

Chevy's Fresh Mex,      $ 49,251  $   86,014 $  135,265  $ 59,316 $   95,000
   (Formerly Rio Bravo)
   St. Paul, MN
Arby's Restaurant,
   Hudsonville, MI         3,568       7,790     11,358       974     10,000
Marie Callender's,
   Gresham, OR            65,078     136,714    201,792    14,811    232,000
Children's World,
   West Bridgewater, MA  115,286     854,319    969,605    33,223  1,188,000
                        --------   ---------  ---------  --------  ---------
                        $233,183  $1,084,837 $1,318,020  $108,324 $1,525,000
                        ========   =========  =========  ========  =========

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

     Through  December  31, 2001, the Partnership  sold  its  80%
     interest in the Tractor Supply store, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,168,207, which resulted in a total net gain of $451,162. The total cost and related accumulated depreciation of the interests sold was $837,058 and $120,013, respectively. For the year ended December 31, 2001, the net gain was $338,903.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     Through December 31, 2001, the Partnership sold 58.9779% of the Arby's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $728,141, which resulted in a net gain of $93,641. The total cost and related accumulated depreciation of the interests sold was $655,398 and $20,898, respectively. For the year ended December 31, 2001, the net gain was $14,115.

     Through December 31, 2002, the Partnership sold 87.517% of the Marie Callender's restaurant, in seven separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,605,436, which resulted in a net gain of $265,112. The total cost and related accumulated depreciation of the interests sold was $1,414,741 and $74,417, respectively. For the years ended December 31, 2002 and 2001, the net gain was $150,650 and $114,462, respectively.

     Subsequent to December 31, 2002, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of approximately $232,000, which resulted in a net gain of approximately $45,000.

     In May 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.

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

     Subsequent to December 31, 2002, the Partnership sold an additional 11.0698% of the Children's World daycare center, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of approximately $258,000, which resulted in a net gain of approximately $60,000.


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(4)  INVESTMENTS IN REAL ESTATE - (Continued)

     In July 2002, the Partnership entered into an agreement to sell the Jack-in-the-Box restaurant in Fort Worth, Texas to an unrelated third party. On December 18, 2002 the sale closed with the Partnership receiving net sale proceeds of $897,165, which resulted in a net gain of $224,980. At the time of sale, the cost and related accumulated depreciation were $1,005,585 and $333,400, respectively.

     During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively.

     During 2002 and 2001, the Partnership distributed $4,141,414 and $151,515 of net sale proceeds to the Limited and General Partners, which represented a return of capital of $587.68 and $21.34 per Limited Partnership Unit, respectively. The remaining net sale proceeds will be distributed to the Partners in the future.

     The Partnership owns a 7.6482% interest in a Chevy's Fresh Mex restaurant and a 1.0221% interest in an Arby's restaurant. The remaining interests in these properties are owned by unrelated third parties, who own the properties with the Partnership as tenants-in-common.

     The   minimum  future  rentals  on  the  Leases  for   years
     subsequent to December 31, 2002 are as follows:

                       2003           $  123,379
                       2004              123,628
                       2005              124,352
                       2006              124,364
                       2007              125,604
                       Thereafter        997,824
                                       ---------
                                      $1,619,151
                                        ========

     In 2002 and 2001, the Partnership recognized contingent rents of $36,922 and $21,060, respectively.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(5)  MAJOR TENANTS -

     The following schedule presents rent revenue from individual
     tenants,   or  affiliated  groups  of  tenants,   who   each
     contributed more than ten percent of the Partnership's total rent revenue for the years ended December 31:

                                                     2002       2001
      Tenants                        Industry

     CKE Restaurants, Inc.           Restaurant     $167,402 $  156,642
     ARAMARK Educational
        Resources, Inc               Daycare         105,759        N/A
     Marie Callender Pie Shops, Inc. Restaurant       53,719    126,741
     Hops Grill & Bar, Inc.          Restaurant       43,532     92,720
                                                   ---------   --------

     Aggregate rent revenue of major tenants      $  370,412 $  376,103
                                                    ========   ========

     Aggregate rent revenue of major tenants as
     a percentage of total rent revenue                  90%        76%
                                                    ========   ========

(6) PARTNERS' CAPITAL -

     Cash distributions of $44,477 and $5,708 were made to the General Partners and $4,403,168 and $550,699 were made to the Limited Partners for the years ended December 31, 2002 and 2001, respectively. The Limited Partners' distributions represent $631.10 and $78.49 per Limited Partnership Unit outstanding using 6,977 and 7,016 weighted average Units in 2002 and 2001, respectively. The distributions represent $161.64 and $78.49 per Unit of Net Income and $469.46 and $- 0- per Unit of return of contributed capital in 2002 and 2001, respectively.

     As part of the Limited Partner distributions discussed above, the Partnership distributed $4,100,000 and $150,000 of proceeds from property sales in 2002 and 2001, respectively. The distributions reduced the Limited Partners' Adjusted Capital Contributions.

     Distributions of Net Cash Flow to the General Partners during 2002 and 2001 were subordinated to the Limited Partners as required in the Partnership Agreement. As a result, 99% of distributions were allocated to the Limited Partners and 1% to the General Partners.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(6)  PARTNERS' CAPITAL - (Continued)

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

     During 2002, the Partnership did not redeem any units from the Limited Partners. In 2001, five Limited Partners redeemed a total of 53 Partnership Units for $14,391. The redemptions increase the remaining Limited Partners' ownership interest in the Partnership.

     After  the  effect of redemptions and the return of  capital
     from   the   sale   of   property,  the   Adjusted   Capital
     Contribution, as defined in the Partnership Agreement, is $274.32 per original $1,000 invested.

(7)  INCOME TAXES -

     The   following  is  a  reconciliation  of  net  income  for
     financial reporting purposes to income reported for federal income tax purposes for the years ended December 31:

                                                   2002       2001

     Net Income for Financial Reporting Purposes
      Through September 23, 2002 and
      December 31, 2001, respectively          $  850,820 $  792,889

     Increase in Net Assets in Liquidation
      Before Adjustment                           566,359          0

     Distributions to Partners During the
      Liquidation Phase                           560,207          0

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes      (805,125)         0

     Depreciation for Tax Purposes
      Over Depreciation for Financial
      Reporting Purposes                              (56)    (8,605)

     Gain on Sale of Real Estate for
      Tax Purposes Over (Under) Gain for
      Financial Reporting Purposes                170,210     (4,168)
                                                ---------  ---------
           Taxable Income to Partners          $1,342,415 $  780,116
                                                 ========   ========

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                   DECEMBER 31, 2002 AND 2001

(7)  INCOME TAXES - (Continued)

     The following is a reconciliation of Partners' capital for financial reporting purposes to Partners' capital reported for federal income tax purposes for the years ended December
     31:

                                                2002       2001

     Partners' Capital for
      Financial Reporting Purposes           $1,878,865  $4,838,945

     Liquidation Basis of Accounting Not
      Recognized for Tax Reporting Purposes    (315,304)          0

     Adjusted Tax Basis of Investments
      In Real Estate Under Net Investments
      In Real Estate for Financial
      Reporting Purposes                         (2,621)   (172,775)

     Syndication Costs Treated as
      Reduction of Capital for
      Financial Reporting Purposes              978,377     978,377
                                              ---------   ---------
           Partners' Capital for
              Tax Reporting Purposes         $2,539,317  $5,644,547
                                               ========    ========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

     The estimated fair values of the financial instruments, none of which are held for trading purposes, are as follows at December 31:

                               _______2002_______  _______2001_______
                              Carrying     Fair    Carrying    Fair
                               Amount     Value     Amount    Value

     Cash                   $        0 $        0  $     90  $     90
     Money Market Funds      1,400,827  1,400,827   391,757   391,757
                             ---------  ---------   -------   -------
       Total Cash and
           Cash Equivalents $1,400,827 $1,400,827  $391,847  $391,847
                             =========  =========   =======   =======


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

             None.


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

        The registrant is a limited partnership and has no officers, directors, or direct employees. The General Partners of the registrant are Robert P. Johnson and NLM. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The director and officers of NLM are as follows:

        Robert P. Johnson, age 58, is Chief Executive Officer, President and Director and has held these positions since the formation of NLM in November 1984, and has been elected to continue in these positions until December 2003. From 1970 to the present, he has been employed exclusively in the investment industry, specializing in tax-advantaged limited partnership investments. In that capacity, he has been involved in the development, analysis, marketing and management of public and private investment programs investing in net lease properties as well as public and private investment programs investing in energy development. Since 1971, Mr. Johnson has been the president, a director and a registered principal of AEI Securities, Inc., which is registered with the Securities and Exchange Commission as a securities broker-dealer, is a member of the National Association of Securities Dealers, Inc. (NASD) and is a member of the Security Investors Protection Corporation
(SIPC). Mr. Johnson has been president, a director and the principal shareholder of AEI Fund Management, Inc., a real estate management company founded by him, since 1978. Mr. Johnson is currently a general partner or principal of the general partner in fourteen limited partnerships and a managing member in three LLCs.

        Patrick W. Keene, age 43, is Chief Financial Officer, Treasurer and Secretary and has held these positions since January 22, 2003 and has been elected to continue in these positions until December 2003. Mr. Keene has been employed by AEI Fund Management, Inc. and affiliated entities since 1986. Prior to being elected to the positions above, he was Controller of the various entities. From 1982 to 1986, Mr. Keene was with KPMG Peat Marwick Certified Public Accountants, first as an auditor and later as a tax manager. Mr. Keene is responsible for all accounting functions of AFM and the registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under federal securities laws, the directors and officers of the General Partner of the Partnership, and any beneficial owner of more than 10% of a class of equity securities of the Partnership, are required to report their ownership of the Partnership's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Partnership is required to disclose in this Annual Report on 10-KSB any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2002. Based upon information provided by officers and directors of the General Partner, all officers, directors and 10% owners filed all reports on a timely basis in the 2002 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

        The General Partner and affiliates are reimbursed at cost for all services performed on behalf of the registrant and for all third party expenses paid on behalf of the registrant. The cost for services performed on behalf of the registrant is actual time spent performing such services plus an overhead burden. These services include organizing the registrant and arranging for the offer and sale of Units, reviewing properties for acquisition and rendering administrative, property management and property sales services.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        The following table sets forth information pertaining to the ownership of the Units by each person known by the Partnership to beneficially own 5% or more of the Units, by each General Partner, and by each officer or director of the Managing General Partner as of February 28, 2003:

   Name and Address                            Number of     Percent
   of Beneficial Owner                        Units Held    of Class

   Net Lease Management 85-A, Inc.               14.5          *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Robert P. Johnson                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Patrick W. Keene                              54            *
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

   Mark E. Larson **                              0            0%
   1300 Minnesota World Trade Center
   30 East 7th Street, St. Paul, Minnesota 55101

*     Less than 1%
**    Mr.  Larson resigned as an officer of the Managing  General
      Partner effective February 28, 2003.

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



                             PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

                   A.   Exhibits -
                                    Description

     10.1 Net Lease Agreement dated December 17, 1998 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to Exhibit 10.11 of Form 10-KSB filed on March 12, 1999).

     10.2 First Amendment to Net Lease Agreement dated September 3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM, Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to Exhibit 10.2 of Form 8-K filed on September 9, 1999).

     10.3 Second Amendment to Net Lease Agreement dated September 3, 1999 between the Partnership, Net Lease Income & Growth Fund 84-A Limited Partnership and RTM,
     Mid-America, Inc. relating to the property at 4633 32nd Avenue, Hudsonville, Michigan (incorporated by reference to
     Exhibit 10.5 of Form 10-QSB filed on November 8, 1999).

     10.4 Net Lease Agreement dated September 28, 1999 between the Partnership and Marie Callender Pie Shops, Inc. relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 1, 1999).

     10.5 Purchase and Sale Agreement and Escrow Instructions dated March 27, 2001 between the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to
     Exhibit 10.1 of Form 10-QSB filed on May 10, 2001).

     10.6 Development Financing Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on August 7, 2001).

     10.7 Net Lease Agreement dated March 8, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund XXI Limited Partnership, AEI Income & Growth Fund 23 LLC and Kona
     Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to
     Exhibit 10.2 of Form 10-QSB filed on August 7, 2001).

     10.8 Purchase Agreement dated May 8, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Donald B. and Sue D. Wood relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on August 7, 2001).

     10.9 Purchase Agreement dated May 8, 2001 between the Partnership and Donald B. and Sue D. Wood relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on August 7, 2001).

     10.10      Net  Lease Agreement dated May 14,  2001  between
     the Partnership, AEI Income & Growth Fund XXII Limited Partnership, AEI Private Net Lease Millennium Fund Limited Partnership and ARAMARK Educational Resources, Inc. relating to the property at 15950 Fredrick Drive, Plainfield, Illinois (incorporated by reference to Exhibit
     10.5 of Form 10-QSB filed on August 7, 2001).

     10.11 Purchase Agreement dated May 17, 2001 between the Partnership, AEI Real Estate Fund XV Limited Partnership and Walter L. Schrock relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.6 of Form 10-QSB filed on August 7, 2001).

     10.12 Purchase Agreement dated June 26, 2001 between the Partnership and David Louis Cruickshank relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.8 of Form 10-QSB filed on August 7, 2001).

     10.13 Purchase Agreement dated August 14, 2001 between the Partnership and Munkberg Farms Inc. relating to the property at 1800 Lamar Alexander Parkway, Maryville,
     Tennessee (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on October 26, 2001).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                  A.   Exhibits -
                                   Description

     10.14      First  Amendment  to Net  Lease  Agreement  dated
     September 26, 2001 between the Partnership, AEI Net Lease Income & Growth Fund XX Limited Partnership, AEI Income & Growth Fund 23 LLC, AEI Income & Growth Fund XXI Limited Partnership and Kona Restaurant Group, Inc. relating to the property at 5601 Brodie Lane, Austin, Texas (incorporated by reference to Exhibit 10.2 of Form 10-QSB filed on October 26, 2001).

     10.15 Assignment of Purchase and Sale Agreement dated October 2, 2001 between the Partnership and AEI Fund
     Management, Inc. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.3 of Form 10-QSB filed on October 26, 2001).

     10.16 Net Lease Agreement dated September 27, 2000 between NNN-CW, L.P. and ARAMARK Educational Resources, Inc. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.4 of Form 10-QSB filed on October 26, 2001).

     10.17 Assignment and Assumption of Lease dated October 25, 2001 between the Partnership, AEI Fund Management XVII, Inc. and NNN-CW, L.P. relating to the property at 393 West Center Street, West Bridgewater, Massachusetts (incorporated by reference to Exhibit 10.5 of Form 10-QSB filed on October 26, 2001).

     10.18 Purchase Agreement dated October 10, 2001 between the Partnership and George W. Dyar relating to the property at 305 N.E. Burnside Street, Gresham, Oregon (incorporated by reference to Exhibit 10.32 of Form 10-KSB filed on March 8, 2002).

     10.19 Purchase Agreement dated November 7, 2001 between the Partnership and Albert and Vivian Martin relating to the property at 1800 Lamar Alexander Parkway, Maryville, Tennessee (incorporated by reference to Exhibit 10.34 of Form 10-KSB filed on March 8, 2002).

     10.20 First Amendment to Lease dated December 19, 2001, between the Partnership and Hops Grill & Bar, Inc. relating to the property at 33086 U.S. Highway 19N, Palm Harbor, Florida (incorporated by reference to Exhibit 10.35 of Form 10-KSB filed on March 8, 2002).

     10.21 Purchase Agreement dated May 6, 2002 between the Partnership and Schmitz Development Company relating to the property at 33086 U.S Highway 19, Palm Harbor, Florida (incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 17, 2002).

     10.22 Purchase and Sale Agreement dated July 12. 2002 between the Partnership and Randall K. Gonzalez as Trustee for a to be formed Texas L.P. relating to the property at 3459 Alta Mesa Blvd., Fort Worth, Texas (incorporated by reference to Exhibit 10.1 of Form 10-QSB filed on November 1, 2002.)

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                      B.   Reports on Form 8-K -    During
                           the  quarter ended December 31,  2002,
                           the   Partnership  filed  a  Form  8-K
                           dated  December  23,  2002,  reporting
                           the    sale   of   a   Jack-in-the-Box
                           restaurant in Fort Worth, Texas.

ITEM 14. CONTROLS AND PROCEDURES.

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

                               AEI REAL ESTATE FUND 85-A
                               Limited Partnership
                               By:  Net Lease Management 85-A, Inc.
                                  Its Managing General Partner


March 31, 2003                 By: /s/ Robert P. Johnson
                                   Robert P. Johnson, President and Director
                                   (Principal Executive Officer)


        Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Name                            Title                  Date


/s/ Robert P. Johnson  President (Principal  Executive Officer) March 31, 2003
Robert P. Johnson      and Sole Director of Managing General
                       Partner

/s/ Patrick W. Keene   Chief Financial  Officer and Treasurer   March 31, 2003
Patrick W. Keene       (Principal Accounting Officer)

                         CERTIFICATIONS

I, Robert P. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 85-A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a)  all significant deficiencies in the design or operation
of   internal   controls   which  could  adversely   affect   the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 31, 2003           /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 Net Lease Management 85-A, Inc.
                                 Managing General Partner

                         CERTIFICATIONS

I, Patrick W. Keene, certify that:

1.  I have reviewed this annual report on Form 10-KSB of AEI Real
Estate Fund 85-A Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge; the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and  I   are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have;

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The  registrant's  other  certifying  officers  and  I  have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a)  all significant deficiencies in the design or operation
of   internal   controls   which  could  adversely   affect   the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 31, 2003
                                 /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 Net Lease Management 85-A, Inc.
                                 Managing General Partner