Form 10KSB
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2003-05-12
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Quarter Ended:  March 31, 2003

                Commission file number:  0-14263


            AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


  ___State of Minnesota____              __41-1511293__
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


  1300 Minnesota World Trade Center, St. Paul, Minnesota 55101
            (Address of Principal Executive Offices)

                     _____(651) 227-7333____
                   (Issuer's telephone number)


             ___________Not Applicable_________
 (Former name, former address and former fiscal year, if changed since last report)

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  __X__     No  _____

         Transitional Small Business Disclosure Format:

                    Yes  _____     No  __X__




          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP


                              INDEX


                                                     Page

PART I. FINANCIAL INFORMATION

    Item 1.  Statement of Net Assets Available for
             Liquidation as of March 31, 2003 and
             December 31, 2002                        3

             Statement of Liquidating Activities for
             the Period ended March 31, 2003          4

             Statements for the Period ended
             March 31, 2002:

                 Income                               5

                 Cash Flows                           6

                 Changes in Partners' Capital         7

             Notes to Financial Statements          8 - 11

    Item 2.  Management's Discussion and Analysis  12 - 15

    Item 3.  Controls and Procedures                  15

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                        16

    Item 2.  Changes in Securities                    16

    Item 3.  Defaults Upon Senior Securities          16

    Item 4.  Submission of Matters to a
             Vote of Security Holders                 16

    Item 5.  Other Information                        16

    Item 6.  Exhibits and Reports on Form 8-K         16

                Signatures                            17

                Certifications                       18-19

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

              MARCH 31, 2003 AND DECEMBER 31, 2002

                           (Unaudited)




                                             2003       2002
ASSETS:
  Cash                                   $  867,448  $1,400,827
  Receivables                                     0      22,609
  Investments in Real Estate              1,025,000   1,525,000
                                           --------    --------
          Total Assets                    1,892,448   2,948,436
                                           --------    --------

LIABILITIES:
  Payable to AEI Fund Management, Inc.       12,999     15,816
  Distributions Payable                     533,723  1,053,755
                                           --------   --------
          Total Liabilities                 546,722  1,069,571
                                           --------   --------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
    including  6,977 Limited
    Partnership Units outstanding       $ 1,345,726 $1,878,865
                                          =========  =========









 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

               FOR THE PERIOD ENDED MARCH 31, 2003

                           (Unaudited)




SOURCES OF ADDITIONAL CASH:
   Rent                                              $  48,090
   Investment  Income                                    1,703
   Proceeds from Sale of Real Estate                   498,879
                                                      --------
      Total Sources of Additional Cash                 548,672
                                                      --------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates               19,454
  Partnership Administration and Property
     Management - Unrelated Parties                      6,101
  Distributions to Partners                          1,056,496
                                                      --------
      Total Uses of Additional Cash                  1,082,051
                                                      --------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                                 (533,379)
                                                       --------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
  Receivables                                           (22,609)
  Payable to AEI Fund Management, Inc.                    2,817
  Distributions Payable                                 520,032
  Net Realizable Value, as of December 31, 2002,
   of Real Estate Sold                                 (500,000)
                                                       --------
           Total Adjustment of Estimated Values             240
                                                       --------

DECREASE IN NET ASSETS IN LIQUIDATION                  (533,139)

BEGINNING NET ASSETS IN LIQUIDATION                   1,878,865
                                                       --------
ENDING NET ASSETS IN LIQUIDATION                     $1,345,726
                                                      =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIOD ENDED MARCH 31, 2002

                           (Unaudited)




INCOME:
   Rent                                              $ 149,749
   Investment Income                                     1,582
                                                      --------
        Total Income                                   151,331
                                                      --------

EXPENSES:
   Partnership Administration - Affiliates              36,186
   Partnership Administration and Property
      Management - Unrelated Parties                    12,264
   Depreciation                                         26,089
                                                      --------
        Total Expenses                                  74,539
                                                      --------

OPERATING INCOME                                     $  76,792

GAIN ON SALE OF REAL ESTATE                              6,448
                                                      --------
NET INCOME                                           $  83,240
                                                     =========

NET INCOME ALLOCATED:
   General Partners                                  $   1,012
   Limited Partners                                     82,228
                                                      --------
                                                     $  83,240
                                                     =========

NET INCOME PER LIMITED PARTNERSHIP UNIT
    (6,977 weighted average Units
    outstanding in 2002)                             $   11.79
                                                     =========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIOD ENDED MARCH 31, 2002

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  83,240

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                       26,089
     Gain on Sale of Real Estate                        (6,448)
     Decrease in Receivable                             10,000
     Increase in Payable to
        AEI Fund Management, Inc.                        8,476
     Increase in Unearned Rent                          11,298
                                                      --------
       Total Adjustments                                49,415
                                                      --------
       Net Cash Provided By
           Operating Activities                        132,655
                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                     52,917
                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Partners                           (101,186)
                                                      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS               84,386

CASH AND CASH EQUIVALENTS, beginning of period         391,847
                                                      --------
CASH AND CASH EQUIVALENTS, end of period             $ 476,233
                                                     =========

The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIOD ENDED MARCH 31, 2002

                           (Unaudited)


                                                              Limited
                                                            Partnership
                           General    Limited                  Units
                           Partners   Partners       Total  Outstanding


BALANCE, December 31, 2001  $     0  $4,838,945   $4,838,945  6,976.63

  Distributions              (1,012)   (100,174)    (101,186)

  Net Income                  1,012      82,228       83,240
                            -------    --------     --------  --------
BALANCE, March 31, 2002     $     0  $4,820,999   $4,820,999  6,976.63
                            =======   =========    ========= =========






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

(3)  INVESTMENTS IN REAL ESTATE -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2002, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon sales negotiations in progress or comparable sales. The adjustment increased Investments in Real Estate by $303,526. At March 31, 2003, the estimated real estate values are based upon sales negotiations in progress or comparable sales. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the three months ended March 31, 2002, the net gain was $6,448.

     On February 14, 2003, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of $231,683. At December 31, 2002, the estimated net realizable value of the interest sold was $232,000.

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

     During the three months ended March 31, 2003, the Partnership sold an additional 11.0698% of the Children's World daycare center, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $257,169. At December 31, 2002, the estimated net realizable value of the interests sold was $258,000.

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

     During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

     On March 19, 2003, the Partnership sold its remaining 1.0221% interest in the Arby's restaurant in Hudsonville, Michigan to an unrelated third party. The Partnership received net sale proceeds of $10,027. At December 31, 2002, the estimated net realizable value of the interest sold was $10,000.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

Results of Operations

     For the three months ended March 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $25,481 and $149,749, respectively. During the same periods, the Partnership earned investment income of $1,703 and $1,582, respectively. In 2003, rental income decreased due to property sales.

     During the three months ended March 31, 2003 and 2002, while in the operating and liquidation phases, the Partnership paid Partnership administration expenses to affiliated parties of $16,637 and $36,186, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $6,101 and $12,264, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

        In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner is proceeding with the planned liquidation of the Partnership.

        During the three months ended March 31, 2003, the Partnership's Net Assets in Liquidation decreased $533,139 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property.

           On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the three months ended March 31, 2002, the net gain was $6,448.

        On February 14, 2003, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of $231,683. At December 31, 2002, the estimated net realizable value of the interest sold was $232,000.

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

        During the three months ended March 31, 2003, the Partnership sold an additional 11.0698% of the Children's World daycare center, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $257,169. At December 31, 2002, the estimated net realizable value of the interests sold was $258,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively. For the three months ended March 31, 2002, the net gain was $-0-.

       On March 19, 2003, the Partnership sold its remaining 1.0221% interest in the Arby's restaurant in Hudsonville, Michigan to an unrelated third party. The Partnership received net sale proceeds of $10,027. At December 31, 2002, the estimated net realizable value of the interest sold was $10,000.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

     99.1  Certification  of Chief Executive Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2  Certification  of Chief Financial Officer  of  General
     Partner pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. Reports filed on Form 8-K - None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 12, 2003          AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By:  /s/ Robert P. Johnson
                                 Robert P. Johnson
                                 President
                                 (Principal Executive Officer)



                              By:  /s/ Patrick W. Keene
                                 Patrick W. Keene
                                 Chief Financial Officer
                                 (Principal Accounting Officer)

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



Dated:  May 12, 2003             /s/ Robert P. Johnson
                                 Robert P. Johnson, President
                                 Net Lease Management 85-A, Inc.
                                 Managing General Partner


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



Dated:  May 12, 2003             /s/ Patrick W. Keene
                                 Patrick W. Keene, Chief Financial Officer
                                 Net Lease Management 85-A, Inc.
                                 Managing General Partner