Form 10QSB
period 2003-08-08
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2003-08-14
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

              For the Quarter Ended:  June 30, 2003

                Commission file number:  0-14263


            AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP
(Exact Name of Small Business Issuer as Specified in its Charter)


      State of Minnesota                   41-1511293
(State or other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)        Identification No.)


    30 East 7th Street, Suite 1300, St. Paul, Minnesota 55101
             (Address of Principal Executive Offices)

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


                              INDEX


                                                               Page

PART I. Financial Information

 Item 1. Statement of Net Assets Available for Liquidation
         as of June 30, 2003 and December 31, 2002               3

         Statement of Liquidating Activities for the
         Period ended June 30, 2003                              4

         Statements for the Period ended June 30, 2002:

           Income                                                5

           Cash Flows                                            6

           Changes in Partners' Capital                          7

         Notes to Financial Statements                          8-12

 Item 2.Management's Discussion and Analysis                   12-16

 Item 3.Controls and Procedures                                  16

PART II.Other Information

 Item 1.Legal Proceedings                                        16

 Item 2.Changes in Securities                                    16

 Item 3.Defaults Upon Senior Securities                          16

 Item 4.Submission of Matters to a Vote of Security Holders      17

 Item 5.Other Information                                        17

 Item 6.Exhibits and Reports on Form 8-K                         17

        Signatures                                               17

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

               JUNE 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)




                                                     2003           2002
ASSETS:
  Cash                                          $   821,604     $ 1,400,827
  Receivables                                             0          22,609
  Investments in Real Estate                        596,000       1,525,000
                                                 -----------     -----------
          Total Assets                            1,417,604       2,948,436
                                                 -----------     -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.               38,671          15,816
  Distributions Payable                             223,203       1,053,755
                                                 -----------     -----------
          Total Liabilities                         261,874       1,069,571
                                                 -----------     -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 6,977 Limited Partnership Units
  outstanding                                   $ 1,155,730     $ 1,878,865
                                                 ===========     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

               FOR THE PERIODS ENDED JUNE 30, 2003

                           (Unaudited)


                                         Three Months      Six Months

SOURCES OF ADDITIONAL CASH:
   Rent                                   $    19,322     $    67,412
   Interest  Income                             1,016           2,719
   Proceeds from Sale of Real Estate          474,646         973,525
                                           -----------     -----------
      Total Sources of Additional Cash        494,984       1,043,656
                                           -----------     -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates       2,452          21,906
  Partnership Administration and Property
     Management - Unrelated Parties             2,629           8,730
  Distributions to Partners                   535,747       1,592,243
                                           -----------     -----------
      Total Uses of Additional Cash           540,828       1,622,879
                                           -----------     -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE  ADJUSTMENTS                        (45,844)       (579,223)
                                           -----------     -----------
ADJUSTMENTS OF ESTIMATED VALUES:
Increase (Decrease) in Net Realizable values of:
     Receivables                                    0         (22,609)
     Real Estate                               22,100          22,100
     Payable to AEI Fund Management, Inc.     (25,672)        (22,855)
     Distributions Payable                    310,520         830,552
  Net Realizable Value, as of December 31, 2002,
     of  Real  Estate Sold                   (451,100)       (951,100)
                                           -----------     -----------
      Total Adjustment of Estimated Values   (144,152)       (143,912)
                                           -----------     -----------

DECREASE IN NET ASSETS IN LIQUIDATION        (189,996)       (723,135)

BEGINNING NET ASSETS IN LIQUIDATION         1,345,726       1,878,865
                                           -----------     -----------
ENDING NET ASSETS IN LIQUIDATION          $ 1,155,730     $ 1,155,730
                                           ===========     ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

               FOR THE PERIODS ENDED JUNE 30, 2002

                           (Unaudited)


                                         Three Months       Six Months

INCOME:
   Rent                                   $  109,799        $  259,548
   Investment Income                           4,206             5,788
                                           ----------        ----------
        Total Income                         114,005           265,336
                                           ----------        ----------

EXPENSES:
   Partnership Administration -
     Affiliates                               32,326            68,512
   Partnership Administration and Property
      Management - Unrelated Parties          10,352            22,616
      Depreciation                            21,156            47,245
                                           ----------        ----------
        Total Expenses                        63,834           138,373
                                           ----------        ----------

OPERATING INCOME                              50,171           126,963

GAIN ON SALE OF REAL ESTATE                  592,844           599,292
                                           ----------        ----------
NET INCOME                                $  643,015        $  726,255
                                           ==========        ==========

NET INCOME ALLOCATED:
   General Partners                       $   27,274        $   28,286
   Limited Partners                          615,741           697,969
                                           ----------        ----------
                                          $  643,015        $  726,255
                                           ==========        ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT
  (6,977 weighted average Units
  outstanding in 2002)                    $    88.25        $   100.04
                                           ==========        ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

               FOR THE PERIOD ENDED JUNE 30, 2002

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $   726,255

  Adjustments To Reconcile Net Income
  To Net Cash Provided By Operating Activities:
     Depreciation                                           47,245
     Gain on Sale of Real Estate                          (599,292)
     Decrease in Receivable                                 10,000
     Increase in Payable to
        AEI Fund Management, Inc.                           15,616
     Increase in Unearned Rent                              11,298
                                                        -----------
       Total Adjustments                                  (515,133)
                                                        -----------
       Net Cash Provided By
          Operating Activities                             211,122
                                                        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                      2,612,418
                                                        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                      1,818,660
  Distributions to Partners                             (2,828,635)
                                                        -----------
       Net Cash Used For
          Financing Activities                          (1,009,975)
                                                        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                1,813,565

CASH AND CASH EQUIVALENTS, beginning of period             391,847
                                                        -----------
CASH AND CASH EQUIVALENTS, end of period               $ 2,205,412
                                                        ===========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

               FOR THE PERIOD ENDED JUNE 30, 2002

                           (Unaudited)


                                                                    Limited
                                                                  Partnership
                              General      Limited                   Units
                              Partners     Partners      Total    Outstanding


BALANCE, December 31, 2001   $      0   $ 4,838,945  $ 4,838,945    6,976.63

  Distributions               (28,286)   (2,800,349)  (2,828,635)

  Net Income                   28,286       697,969      726,255
                              ---------  -----------  -----------  ----------
BALANCE, June 30, 2002       $      0   $ 2,736,565  $ 2,736,565    6,976.63
                              =========  ===========  ===========  ==========


 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003

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

                          JUNE 30, 2003
                           (Continued)

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

     For tax purposes, profits arising from the sale, financing, or other disposition of property will be allocated in accordance with the Partnership Agreement as follows: (i) first, to those Partners with deficit balances in their capital accounts in an amount equal to the sum of such deficit balances; (ii) second, 100% to the Limited Partners until the aggregate balance in the Limited Partners' capital accounts equals the sum of the Limited Partners' Adjusted Capital Contributions plus an amount equal to 14% of their Adjusted Capital Contributions per annum, cumulative but not compounded, to the extent not previously allocated; (iii) third, to the General Partners until cumulative allocations to the General Partners equal 15% of cumulative allocations. Any remaining balance will be allocated 85% to the Limited Partners and 15% to the General Partners. Losses will be allocated 98% to the Limited Partners and 2% to the General Partners.

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

                          JUNE 30, 2003
                           (Continued)

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

(3)  Investments in Real Estate -

     Effective with the decision to liquidate, the carrying amounts of assets and liabilities were adjusted from their historical bases to the amounts of cash expected from their realization and settlement. Because of the expected short liquidation period, the effects of discounting would not be significant and have been ignored. At December 31, 2002, the estimated real estate values were based upon subsequent sales of the properties or estimated values based upon sales negotiations in progress or comparable sales. The adjustment increased Investments in Real Estate by $303,526. At June 30, 2003, the estimated real estate values were based upon subsequent sales of property or sales negotiations in progress. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the near term.

     On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the six months ended June 30, 2002, the net gain was $59,017.

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


          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  Investments in Real Estate - (Continued)

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

     During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively. For the six months ended June 30, 2002, the net gain was $44,730

     On February 14, 2003, the Partnership sold its remaining 12.4830% interest in the Marie Callender's restaurant to an unrelated third party. The Partnership received net sale proceeds of $231,683. At December 31, 2002, the estimated net realizable value of the interest sold was $232,000.

     On March 19, 2003, the Partnership sold its remaining 1.0221% interest in the Arby's restaurant in Hudsonville, Michigan to an unrelated third party. The Partnership received net sale proceeds of $10,027. At December 31, 2002, the estimated net realizable value of the interest sold was $10,000.

     On May 21, 2003, the Partnership sold its remaining 7.6482% interest in the Chevy's Fresh Mex restaurant in St. Paul, Minnesota to an unrelated third party. The Partnership received net sale proceeds of $91,744. At December 31, 2002, the estimated net realizable value of the interest sold was $95,000.

     During the six months ended June 30, 2003, the Partnership sold an additional 26.8163% of the Children's World daycare center in West Bridgewater, Massachusetts, in three separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $617,216. The Partnership incurred $22,855 of expenses related to the sale of this property that were not paid as of June 30, 2003. As a result, the cash proceeds from these sales were $640,071 for the period ended June 30, 2003. At December 31, 2002, the estimated net realizable value of the interests sold was $614,100.




          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 2003
                           (Continued)

(3)  Investments in Real Estate - (Continued)

     Subsequent to June 30, 2003, the Partnership sold an additional 14.9804% of the Children's World daycare center to an unrelated third party. The Partnership received net sale proceeds of approximately $360,000. The Partnership also entered into an agreement to sell its remaining 10.3971% interest in the property to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $236,000. As a result, in the second quarter of 2003, the Partnership recognized a $22,100 adjustment to increase the estimated net realizable value of these interests to $596,000. At December 31, 2002, the estimated net realizable value of these interests was $573,900.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       Effective September 24, 2002, the Partnership adopted the liquidation basis of accounting as a result of the Partnership approving a proposal to initiate the final disposition, liquidation and distribution of all the Partnership's properties and assets within the next year. In accordance with the liquidation basis of accounting, assets are recorded at their estimated net realizable value (the amount of cash expected to be received) and liabilities are recorded at the amount estimated to be paid to creditors and Partners. At June 30, 2003 and December 31, 2002, the estimated real estate values are based upon subsequent sales of the properties or estimated values based upon sales negotiations in progress or comparable sales. Any changes in these estimates could cause material changes in the net assets in liquidation.

       AEI Fund Management Inc. allocates expenses to each of the funds they manage primarily on the basis of the number of hours devoted by their employees to each fund's affairs. They also allocate expenses at the end of each month that are not directly related to a fund's operations based upon the number of investors in the fund and the fund's capitalization relative to other funds they manage. The Partnership reimburses these expenses subject to detailed limitations contained in the Partnership Agreement.

        Management   of   the  Partnership  has   discussed   the
development and selection of the above accounting estimates and the management discussion and analysis disclosures regarding them with the managing partner of the Partnership.

Results of Operations

       For the six months ended June 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized interest income of $44,803 and $259,548, respectively. During the same periods, the Partnership earned investment income of $2,719 and $5,788, respectively. In 2003, rental income decreased due to property sales.




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       During the six months ended June 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership paid Partnership administration expenses to affiliated parties of $21,906 and $68,512, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $8,730 and $22,616, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.

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

        During the six months ended June 30, 2003, the Partnership's Net Assets in Liquidation decreased $723,135 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property.

       On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the six months ended June 30, 2002, the net gain was $59,017.

        In May 2002, the Partnership sold its 33% interest in the Johnny Carino's restaurant, in three separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $857,972, which resulted in a net gain of $116,170. The total cost and related accumulated depreciation of the interests sold was $749,587 and $7,785, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During the year ended December 31, 2002, the Partnership sold its 20% interest in the Children's World daycare center in Plainfield, Illinois, in two separate transactions, to unrelated third parties. The Partnership received net sale proceeds of $360,564, which resulted in a net gain of $72,965. The total cost and related accumulated depreciation of the interests sold was $294,542 and $6,943, respectively. For the six months ended June 30, 2002, the net gain was $44,730.

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

       On May 21, 2003, the Partnership sold its remaining 7.6482% interest in the Chevy's Fresh Mex restaurant in St. Paul, Minnesota to an unrelated third party. The Partnership received net sale proceeds of $91,744. At December 31, 2002, the estimated net realizable value of the interest sold was $95,000.

       During the six months ended June 30, 2003, the Partnership sold an additional 26.8163% of the Children's World daycare center in West Bridgewater, Massachusetts, in three separate transactions, to unrelated third parties. On an accrual basis, the Partnership received total net sale proceeds of $617,216. The Partnership incurred $22,855 of expenses related to the sale of this property that were not paid as of June 30, 2003. As a result, the cash proceeds from these sales were $640,071 for the period ended June 30, 2003. At December 31, 2002, the estimated net realizable value of the interests sold was $614,100.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

       Subsequent to June 30, 2003, the Partnership sold an additional 14.9804% of the Children's World daycare center to an unrelated third party. The Partnership received net sale proceeds of approximately $360,000. The Partnership also entered into an agreement to sell its remaining 10.3971% interest in the property to an unrelated third party. If the sale is completed, the Partnership expects to receive net proceeds of approximately $236,000. As a result, in the second quarter of 2003, the Partnership recognized a $22,100 adjustment to increase the estimated net realizable value of these interests to $596,000. At December 31, 2002, the estimated net realizable value of these interests was $573,900.

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

ITEM 3.   CONTROLS AND PROCEDURES.

       (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of management, including its President and Chief Financial Officer, the Managing General Partner of the Partnership evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the
Exchange Act). Based upon that evaluation, the President and Chief Financial Officer of the Managing General Partner concluded that, as of the end of the period covered by this report, the disclosure controls and procedures of the Partnership are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms.

       (b)  Changes in internal controls

         There were no significant changes made in the Partnership's internal controls during the most recent period covered by this report that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                   PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Partnership is a party or of which the Partnership's property is subject.

ITEM 2.CHANGES IN SECURITIES

      None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

      None.

                   PART II - OTHER INFORMATION
                           (Continued)

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.OTHER INFORMATION

      None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits -
                             Description

    31.1  Certification  of Chief Executive  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2  Certification  of Chief Financial  Officer  of  General
    Partner pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a))  and
    Section 302 of the Sarbanes-Oxley Act of 2002.

    32   Certification of Chief  Executive  Officer   and   Chief
    Financial Officer of General Partner pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

       b. Reports filed on Form 8-K  -   None.


                           SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 8, 2003        AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management 85-A, Inc.
                              Its: Managing General Partner



                              By: /s/ ROBERT P JOHNSON
                                      Robert P. Johnson
                                      President
                                      (Principal Executive Officer)



                              By: /s/ PATRICK W KEENE
                                      Patrick W. Keene
                                      Chief Financial Officer
                                      (Principal Accounting Officer)