Form 10QSB
period 2003-09-30
AEI REAL ESTATE FUND 85-A LTD PARTNERSHIP
filed 2003-11-13
CIK 759641

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

           Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarter Ended:  September 30, 2003

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


                              INDEX




PART I.Financial Information

 Item 1. Statement of Net Assets Available for Liquidation as of September 30, 2003 and December 31, 2002

          Statement of Liquidating Activities for the Periods ended September 30, 2003

          Statements for the Periods ended September 30, 2002:

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

        STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

            SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                           (Unaudited)




                                                  2003              2002
ASSETS:
  Cash                                         $         0      $ 1,400,827
  Receivables                                            0           22,609
  Investments in Real Estate                             0        1,525,000
                                                -----------      -----------
          Total Assets                                   0        2,948,436
                                                -----------      -----------

LIABILITIES:
  Payable to AEI Fund Management, Inc.                   0           15,816
  Distributions Payable                                  0        1,053,755
                                                -----------      -----------
          Total Liabilities                              0        1,069,571
                                                -----------      -----------
NET ASSETS (PARTNERS' CAPITAL) IN LIQUIDATION,
  including 0 and 6,977 Limited Partnership
  Units outstanding, respectively              $         0      $ 1,878,865
                                                ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

               STATEMENT OF LIQUIDATING ACTIVITIES

            FOR THE PERIODS ENDED SEPTEMBER 30, 2003

                           (Unaudited)


                                             Three Months      Nine Months

SOURCES OF ADDITIONAL CASH:
   Rent                                      $     3,882      $    71,294
   Interest  Income                                2,223            4,942
Proceeds  from  Sale of Real Estate              577,254        1,550,779
                                              -----------      -----------
      Total Sources of Additional Cash           583,359        1,627,015
                                              -----------      -----------

USES OF ADDITIONAL CASH:
  Partnership Administration - Affiliates         24,864           46,770
  Partnership Administration and Property
     Management - Unrelated Parties                2,896           11,626
  Distributions to Partners                    1,377,203        2,969,446
                                              -----------      -----------
      Total Uses of Additional Cash            1,404,963        3,027,842
                                              -----------      -----------
DECREASE IN NET ASSETS IN LIQUIDATION
   BEFORE ADJUSTMENTS                           (821,604)      (1,400,827)
                                              -----------      -----------
ADJUSTMENTS OF ESTIMATED VALUES:
  Increase (Decrease) in Net Realizable values of:
      Receivables                                      0          (22,609)
      Real Estate                                      0           22,100
      Payable to AEI Fund Management, Inc.        38,671           15,816
      Distributions Payable                      223,203        1,053,755
  Net Realizable Value of Real Estate Sold      (596,000)      (1,547,100)
                                              -----------      -----------
     Total Adjustment of Estimated Values       (334,126)        (478,038)
                                              -----------      -----------

DECREASE IN NET ASSETS IN LIQUIDATION         (1,155,730)      (1,878,865)

BEGINNING NET ASSETS IN LIQUIDATION            1,155,730        1,878,865
                                              -----------      -----------
ENDING NET ASSETS IN LIQUIDATION             $         0      $         0
                                              ===========      ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                       STATEMENT OF INCOME

            FOR THE PERIODS ENDED SEPTEMBER 30, 2002

                           (Unaudited)


                                              Three Months       Nine Months

INCOME:
   Rent                                       $    69,825        $   329,373
   Investment Income                                2,929              8,717
                                               -----------        -----------
        Total Income                               72,754            338,090
                                               -----------        -----------

EXPENSES:
   Partnership Administration  -  Affiliates       19,271             87,783
   Partnership Administration and Property
      Management - Unrelated Parties                5,228             27,844
      Depreciation                                 13,510             60,755
                                               -----------        -----------
        Total Expenses                             38,009            176,382
                                               -----------        -----------

OPERATING INCOME                                   34,745            161,708

GAIN ON SALE OF REAL ESTATE                        89,820            689,112
                                               -----------        -----------
NET INCOME                                    $   124,565        $   850,820
                                               ===========        ===========

NET INCOME ALLOCATED:
   General Partners                           $     5,611        $    33,897
   Limited Partners                               118,954            816,923
                                               -----------        -----------
                                              $   124,565        $   850,820
                                               ===========        ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT
 (6,977 weighted average Units
 outstanding in 2002)                         $     17.05        $    117.09
                                               ===========        ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS

             FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                           (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $   850,820

 Adjustments To Reconcile Net Income
 To Net Cash Provided By Operating Activities:
     Depreciation                                        60,755
     Gain on Sale of Real Estate                       (689,112)
     Decrease in Receivables                             10,000
     Decrease in Payable to
        AEI Fund Management, Inc.                          (330)
     Increase in Unearned Rent                           11,299
                                                     -----------
       Total Adjustments                               (607,388)
                                                     -----------
       Net Cash Provided By
          Operating Activities                          243,432
                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Sale of Real Estate                   3,124,111
                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Distributions Payable                     464,796
  Distributions to Partners                          (3,389,718)
                                                     -----------
       Net Cash Used For
          Financing Activities                       (2,924,922)
                                                     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS               442,621

CASH AND CASH EQUIVALENTS, beginning of period          391,847
                                                     -----------
CASH AND CASH EQUIVALENTS, end of period            $   834,468
                                                     ===========

 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

            STATEMENT OF CHANGES IN PARTNERS' CAPITAL

             FOR THE PERIOD ENDED SEPTEMBER 30, 2002

                           (Unaudited)


                                                                     Limited
                                                                   Partnership
                              General      Limited                    Units
                              Partners     Partners     Total      Outstanding


BALANCE, December 31, 2001   $      0   $ 4,838,945   $ 4,838,945    6,976.63

  Distributions               (33,897)   (3,355,821)   (3,389,718)

  Net Income                   33,897       816,923       850,820
                              --------   -----------   -----------  ----------
BALANCE, September 30, 2002  $      0   $ 2,300,047   $ 2,300,047    6,976.63
                              ========   ===========   ===========  ==========



 The accompanying Notes to Financial Statements are an integral part of this statement.

          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003

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

                       SEPTEMBER 30, 2003
                           (Continued)

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




          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

(2)  Organization - (Continued)

     In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General
     Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2003, the Partnership was liquidated and legally dissolved.

     Financial Statement Presentation

       Pursuant to a vote of the Partners, the Partnership was liquidated. Effective September 24, 2002, the Partnership measures its assets and liabilities at the amounts of cash expected in liquidation and reports changes in estimates when they are known. The accounts of the Partnership are maintained on the accrual basis of accounting for both federal income tax purposes and financial reporting purposes.

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

     On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the nine months ended September 30, 2002, the net gain was $120,602.

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

                       SEPTEMBER 30, 2003
                           (Continued)

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

     During  the  nine  months  ended  September  30,  2003,  the
     Partnership sold its remaining 52.1938% interest in the Children's World daycare center in West Bridgewater, Massachusetts, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,217,325. At December 31, 2002, the estimated net realizable value of the interests sold was $1,188,000. At June 30, 2003, the Partnership recognized a $22,100 adjustment to increase the estimated net realizable value of the property interests sold during the third quarter of 2003.



          AEI REAL ESTATE FUND 85-A LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2003
                           (Continued)

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

Results of Operations

       For the nine months ended September 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership recognized rental income of $48,685 and $329,373, respectively. During the same periods, the Partnership earned interest income of $4,942 and $8,717, respectively. In 2003, rental income decreased due to property sales.

       For the nine months ended September 30, 2003 and 2002, while in the operating and liquidation phases, the Partnership incurred Partnership administration expenses from affiliated parties of $30,954 and $87,783, respectively. These administration expenses include costs associated with the management of the properties, processing distributions, reporting requirements and correspondence to the Limited Partners. During the same periods, the Partnership incurred Partnership administration and property management expenses from unrelated parties of $11,626 and $27,844, respectively. These expenses represent direct payments to third parties for legal and filing fees, direct administrative costs, outside audit and accounting costs, taxes, insurance and other property costs.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

Liquidity and Capital Resources

       In August 2002, the Managing General Partner solicited by mail a proxy statement seeking the consent of the Limited Partners, as required by Section 6.1 of the Partnership
Agreement, to initiate the final disposition, liquidation and distribution of all of the Partnership's properties and assets within the next year. On September 24, 2002, the proposal was approved with a majority of Units voted in favor of the proposal. As a result, the Managing General Partner proceeded with the planned liquidation of the Partnership. As of September 30, 2003, the Partnership was liquidated and legally dissolved.

       During  the  nine  months ended September  30,  2003,  the
Partnership's Net Assets in Liquidation decreased $1,878,865 mainly as a result of cash distributions of net sale proceeds paid to the Partners in excess of cash generated from the sale of property during the period.

       On January 1, 2002, the Partnership owned 62.8365% of the Marie Callender's restaurant in Gresham, Oregon. During 2002, the Partnership sold 50.3535% of the property, in four separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $914,707, which resulted in a net gain of $150,650. The total cost and related accumulated depreciation of the interests sold was $813,981 and $49,924, respectively. For the nine months ended September 30, 2002, the net gain was $120,602.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.  (Continued)

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

       During  the  nine  months ended September  30,  2003,  the
Partnership   sold  its  remaining  52.1938%  interest   in   the
Children's World daycare center in West Bridgewater, Massachusetts, in five separate transactions, to unrelated third parties. The Partnership received total net sale proceeds of $1,217,325. At December 31, 2002, the estimated net realizable value of the interests sold was $1,188,000. At June 30, 2003, the Partnership recognized a $22,100 adjustment to increase the estimated net realizable value of the property interests sold during the third quarter of 2003.

       The Partnership's primary use of cash flow is distribution and redemption payments to Partners. The Partnership declares its regular quarterly distributions before the end of each quarter and pays the distribution in the first week after the end of each quarter.

       For the nine months ended September 30, 2003 and 2002, the Partnership declared distributions of $1,915,691 and $3,389,718, respectively, which were distributed 99% to the Limited Partners and 1% to the General Partners. The Limited Partners received distributions of $1,896,534 and $3,355,821 and the General Partners received distributions of $19,157 and $33,897 for the periods, respectively.


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


Dated:  November 11, 2003     AEI Real Estate Fund 85-A
                              Limited Partnership
                              By: Net Lease Management  85-A, Inc.
                              Its: Managing General Partner



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